Form 10-Q
period 2022-03-31
Genesis Growth Tech Acquisition Corp.
filed 2022-05-16
CIK 1865697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

GENESIS GROWTH TECH ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-41138	98-1601264
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

Bahnhofstrasse 3 Hergiswil Nidwalden, Switzerland	6052
(Address Of Principal Executive Offices)	(Zip Code)

+41 78 607 99 01

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	GGAAU	The Nasdaq Stock Market LLC
Class A ordinary shares par value $0.0001 per share, included as part of the units	GGAA	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	GGAAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 13, 2022, 25,300,000 Class A ordinary shares, par value $0.0001 per share, and 6,325,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

GENESIS GROWTH TECH ACQUISITION CORP.

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GENESIS GROWTH TECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$1,832,357	$2,325,000
Prepaid expenses	79,333	44,133
Total current assets	1,911,690	2,369,133
Investments held in Trust Account	256,812,253	256,795,678
Total Assets	$258,723,943	$259,164,811

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$297,816	$319,628
Accrued expenses	110,000	94,742
Note payable - related party	-	228,077
Total current liabilities	407,816	642,447
Deferred underwriting commissions	13,915,000	13,915,000
Total Liabilities	14,322,816	14,557,447

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 25,300,000 shares at redemption value of $10.15 per share as of March 31, 2022 and December 31, 2021	256,795,000	256,795,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,325,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	633	633
Additional paid-in capital	-	-
Accumulated deficit	(12,394,506)	(12,188,269)
Total shareholders’ deficit	(12,393,873)	(12,187,636)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$258,723,943	$259,164,811

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

General and administrative expenses	$192,812
General and administrative expenses - related party	30,000
Loss from operations	(222,812)
Other income:
Unrealized gain on investments held in Trust Account	16,575
Total other income	16,575
Net loss	$(206,237)

Weighted average Class A ordinary shares - basic and diluted	25,300,000
Basic and diluted net loss per share, Class A ordinary shares	$(0.01)
Weighted average Class B ordinary shares - basic and diluted	6,325,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	6,325,000	$633	$-	$(12,188,269)	$(12,187,636)
Net loss	-	-	-	-	-	(206,237)	(206,237)
Balance - March 31, 2022 (unaudited)	-	$-	6,325,000	$633	$-	$(12,394,506)	$(12,393,873)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2022

Cash Flows from Operating Activities:
Net loss	$(206,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(16,575)
Changes in operating assets and liabilities:
Prepaid expenses	(35,200)
Accounts payable	(21,812)
Accrued expenses	15,258
Net cash used in operating activities	(264,566)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(228,077)
Net cash used in financing activities	(228,077)

Net change in cash	(492,643)

Cash - beginning of the period	2,325,000
Cash - end of the period	$1,832,357

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 17, 2021 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from the proceeds derived from the Initial Public Offering and placed in a Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Genesis Growth Tech LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 8, 2021. On December 13, 2021, the Company consummated its Initial Public Offering of 22,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $220.0 million, and incurring offering costs of approximately $19.0 million, of which $12.1 million was for deferred underwriting commissions. The Company granted the underwriters a 45-day option to purchase up to an additional 3,300,000 Units at the Initial Public Offering price to cover over-allotments. On December 21, 2021, the underwriters, pursuant to the full exercise of the over-allotment option, purchased 3,300,000 Units. The over-allotment units were sold at the offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $33.0 million. The Company incurred additional offering costs of approximately $2.1 million in connection with the over-allotment, of which approximately $1.8 million was for deferred underwriting commissions (see Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 8,050,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $8.1 million. In connection with the full exercise of the over-allotment option on December 21, 2021, the Sponsor purchased an additional 825,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating additional gross proceeds to the Company of $825,000 (See Note 4).

Upon the closing of the Initial Public Offering, the over-allotment and the Private Placement, $256.8 million (or $10.15 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, the over-allotment and the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and will invest only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest and other income earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, and up to $100,000 for dissolution costs, the proceeds from the Initial Public Offering, the over-allotment and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of an initial Business Combination, (ii) the redemption of the Company’s public shares if the Company does not complete an initial Business Combination within the Combination Period (as defined below), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association.

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the over-allotment and the sale of Private Placement Warrants. Although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination, there is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest and other income earned on the Trust Account) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide holders (the “Public Shareholders”) of its Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest and other income earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s income taxes, if any, divided by the number of the then-outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is $10.15 per Public Share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association’’). In accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated amount of the proceeds. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company will elect to recognize the changes in redemption value immediately. The change in redemption value was recognized as a one-time charge against additional paid-in capital (to the extent available) and accumulated deficit. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the condensed balance sheets until such date that a redemption event takes place. Additionally, each Public Shareholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination.

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

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company has until 12 months from the closing of the Initial Public Offering, or December 13, 2022 (the “Combination Period”), to consummate the initial Business Combination. If the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, the Company may, by resolution of its board of directors at the option of the Sponsor, extend the period of time the Company will have to consummate an initial Business Combination up to two times, each by an additional three months (for a total of up to an additional six months from the closing of the Initial Public Offering), subject to the Sponsor contributing $0.10 per Unit to the Trust Account. The Company’s shareholders will not be entitled to vote on, or redeem their shares in connection with, any such extension. Pursuant to the terms of the Amended and Restated Memorandum and Articles of Association, in order to extend the period of time to consummate an initial Business Combination in such a manner, the Sponsor must deposit $2,300,000 into the Trust Account on or prior to the date of the applicable deadline, for each three-month extension. The Sponsor has the option to accelerate the extension of time for consummation of the initial Business Combination by depositing one or both halves of $4,600,000 at any time prior to the consummation of the initial Business Combination with the same effect of extending the time the Company will have to consummate an initial Business Combination by three or six months, as applicable.

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

The Sponsor, officers and directors agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amount will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

GENESIS GROWTH TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going Concern Consideration

As of March 31, 2022, the Company had $1.8 million in cash and had a working capital of approximately $1.5 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 4) and a loan from the Sponsor of approximately $453,000 under the Note (as defined in Note 4). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement Warrants held outside of the Trust Account.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022. There was no activity in the period from March 17, 2021 (inception) through March 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 15, 2022. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 15, 2022.

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

GENESIS GROWTH TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage limit of $250,000, and cash held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company did not have any cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

GENESIS GROWTH TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting commissions and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs were allocated between the Public Shares, Public Warrants, and Private Placement Warrants, based on a relative fair value basis, compared to total proceeds received. Additionally, at the Initial Public Offering, offering costs allocated to the Public Shares were charged against temporary equity and offering costs allocated to the Public Warrants, and Private Placement Warrants were charged against shareholders’ deficit. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

Under ASC 480-10S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares is treated as a deemed dividend, which results in charges against additional paid-in capital and accumulated deficit.

GENESIS GROWTH TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$253,000,000
Less:
Proceeds allocated to Public Warrants	(9,740,500)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(20,286,042)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	33,821,542
Class A ordinary shares subject to possible redemption	$256,795,000

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares, which assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months ended March 31, 2022
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net loss	$(164,990)	$(41,247)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	25,300,000	6,325,000

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

GENESIS GROWTH TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 - Initial Public Offering

On December 13, 2021, the Company consummated its Initial Public Offering of 22,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $220.0 million, and incurring offering costs of approximately $19.0 million, of which $12.1 million was for deferred underwriting commissions. On December 21, 2021, the underwriters, pursuant to the full exercise of the over-allotment option, purchased 3,300,000 Units. The over-allotment units were sold at the offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $33.0 million. The Company incurred additional offering costs of approximately $2.1 million in connection with the over-allotment, of which approximately $1.8 million was for deferred underwriting commissions (see Note 5).

Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 - Related Party Transactions

Founder Shares

On May 26, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses of the Company in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). On September 20, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares to the Company’s capital for no consideration, and on December 8, 2021, the Sponsor effected a share capitalization, resulting in the Sponsor holding an aggregate of 6,325,000 Class B ordinary shares. In December 2021, the Sponsor transferred to Nomura Securities International, Inc. (“Nomura”), the underwriter of the Initial Public Offering, an aggregate of 474,375 Founder Shares at the Sponsor’s original purchase price of $1,500, subject to forfeiture by Nomura if the Initial Public Offering is terminated or if Nomura is not the underwriter of the Initial Public Offering. As a result, the Sponsor holds 5,850,625 Founder Shares and Nomura holds 474,375 Founder Shares. Up to 825,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option is not exercised in full by the underwriter, so that the Founder Shares will represent 20.0% of the Company’s issued and out-standing shares after the Initial Public Offering. On December 21, 2021, the underwriters fully exercised the over-allotment option to purchase an additional 3,300,000 Units. As a result, the 825,000 Founder Shares were no longer subject to forfeiture.

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

GENESIS GROWTH TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Promissory Note - Related Party

The Sponsor agreed to loan the Company up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, dated May 26, 2021, and amended on October 26, 2021, (the “Note”). This loan was non-interest bearing and payable on the earlier of March 31, 2022, or the completion of the Initial Public Offering. As of the date of the Initial Public Offering, the Company had borrowed approximately $453,000 under the Note. In December 2021, subsequent to the Initial Public Offering, the Company repaid $200,000 on the Note and also offset the $25,000 receivable related to the Private Placement Warrants against the Note. As a result, as of December 31, 2021, the Company had approximately $228,000 outstanding on the Note, which was due upon demand. In March 2022, the Company repaid the remaining balance of the Note to the Sponsor.

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

Administrative Support Agreement

On December 8, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month through the earlier of the consummation of the initial Business Combination and the Company’s liquidation. For the three months ended March 31, 2022, the Company incurred and accrued expenses of $30,000 under this agreement. As of March 31, 2022 and December 31, 2021, the Company had an outstanding balance of $0 and $10,000 under this agreement, respectively.

GENESIS GROWTH TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 - Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up periods with respect to such securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.10 per Unit, or $2.5 million in the aggregate (including over-allotment), of which $2.2 million was paid upon the closing of the Initial Public Offering and $0.3 million was paid upon the exercise of the over-allotment option. In addition, $0.55 per unit, or $13.9 million in the aggregate, will be payable to the underwriter for deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on its condensed financial statements and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, the results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, which have not previously been disclosed within the condensed financial statements.

Note 6 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 25,300,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying condensed balance sheets.

GENESIS GROWTH TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Ordinary shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. As of March 31, 2022 and December 31, 2021, there were 6,325,000 Class B ordinary shares issued and outstanding, which amounts have been retroactively restated to reflect the share surrender on September 20, 2021, and the share capitalization on December 8, 2021, as discussed in Note 4.

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

Warrants – As of March 31, 2022 and December 31, 2021, 12,650,000 Public Warrants and 8,875,000 Private Placement Warrants were outstanding.

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

GENESIS GROWTH TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Except as described below, the Private Placement Warrants were identical to those of the warrants sold as part of the Units in the Initial Public Offering. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company. Holders of the Company’s private placement warrants have the option to exercise the Private Placement Warrants on a cashless basis.

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

GENESIS GROWTH TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy:

March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$256,812,253	$-	$-

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$256,795,678	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the three months ended March 31, 2022.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 8 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Genesis Growth Tech Acquisition Corp.,” “our,” “us” or “we” refer to Genesis Growth Tech Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated on March 17, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the private placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

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

As indicated in the accompanying financial statements, as of March 31, 2022, we had approximately $1.8 million in cash, and working capital of approximately $1.5 million. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our formation and our Initial Public Offering, and, subsequent to our Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2022, we had a net loss of approximately $206,000, which consisted of general and administrative expenses of approximately $193,000, and approximately $30,000 in general and administrative expenses for related party; offset by income from investments held in the Trust Account of approximately $17,000.

Liquidity and Capital Resources

Prior to the completion of our Initial Public Offering, our liquidity needs were satisfied through (i) $25,000 paid by our Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares to our Sponsor and (ii) the receipt of a loan of up to $500,000 from our Sponsor under the Note. Prior to the completion of our Initial Public Offering, we borrowed approximately $453,000 under the Note, which was fully repaid in March 2022. The net proceeds from (i) the sale of the units in our Initial Public Offering, after deducting non-reimbursed offering expenses of approximately $738,000, underwriting commissions of $2,530,000 (excluding deferred underwriting commissions of $13,915,000), and (ii) the sale of the Private Placement Warrants for a purchase price of $8,875,000; was $258,645,000. Of that amount, $256,812,300 is held in the Trust Account, which includes the deferred underwriting commissions described above. The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining $1,832,700 is held outside of the Trust Account.

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

Prior to the completion of our initial Business Combination, we have available to us the $1,832,700 of proceeds held outside the Trust Account, as well as certain funds from loans from our Sponsor, its affiliates or members of our management team. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We do not believe we will need to raise additional funds following our Initial Public Offering in order to meet the expenditures required for operating our business prior to our initial Business Combination, other than funds available from loans from our Sponsor, its affiliates or members of our management team. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with any intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Based on the foregoing, we believe that we will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors to meet our needs through the consummation of a Business Combination. However, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 13, 2022. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Commitments and Contractual Obligations

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up periods with respect to such securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.10 per Unit, or $2.5 million in the aggregate (including over-allotment), of which $2.2 million was paid upon the closing of the Initial Public Offering and $0.3 million was paid upon the exercise of the over-allotment option. In addition, $0.55 per unit, or $13.9 million in the aggregate, will be payable to the underwriter for deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company determined that there have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the period ended December 31, 2021, filed with the SEC on April 15, 2022.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Simultaneously with the closing of the Initial Public Offering, we completed the private placement of 8,050,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant to our Sponsor, generating gross proceeds to us of approximately $8.1 million. On December 21, 2021, in connection with the full exercise of the over-allotment option, we completed the private placement of an additional 825,000 Private Placement Warrants to our Sponsor, generating gross proceeds to us of approximately $0.8 million. In total, the private placements of our Private Placement Warrants in connection with our Initial Public Offering and the over-allotment option generated gross proceeds of approximately $8.8 million to us. Each Private Placement Warrant entitles the holder to purchase one of our Class A ordinary shares at $11.50 per share. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial Business Combination. The sale of the Private Placement Warrants was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On December 13, 2021, we consummated our Initial Public Offering of 22,000,000 units. On December 21, 2021, we issued an additional 3,300,000 units in connection with the over-allotment option. All Units were sold at a price of $10.00 per unit, generating gross proceeds to us of approximately $256.8 million.

On our Initial Public Offering closing date, simultaneously with the consummation of our Initial Public Offering, we completed the private placement of 8,050,000 Private Placement Warrants at a purchase price of $1.00 per warrant to our Sponsor, generating gross proceeds to us of approximately $8.1 million. On December 21, 2021, we completed the private placement of an additional 825,000 Private Placement Warrants to our Sponsor in connection with the exercise of the over-allotment option, generating gross proceeds to us of approximately $0.8 million. In total, the private placements of our Private Placement Warrants in connection with our Initial Public Offering and the over-allotment option generated gross proceeds of approximately $8.8 million to us.

Nomura Securities International, Inc. served as the underwriter for our Initial Public Offering. The securities sold in our Initial Public Offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File Nos. 333-261248 and 333-261559) (the “Registration Statement”). The SEC declared the Registration Statement effective on December 8, 2021.

From March 17, 2021 (inception) through the closing date of our Initial Public Offering, we incurred approximately $19.0 million for costs and expenses related to our Initial Public Offering. In connection with our Initial Public Offering, we paid a total of approximately $2.5 million in underwriting discounts and commissions. In addition, the underwriters agreed to defer approximately $13.9 million in underwriting discounts and commissions, which amount will be payable upon consummation of the initial Business Combination. Subsequent to the Initial Public Offering closing date, a total of $428,000 was repaid to our Sponsor on the Note, out of the proceeds from our Initial Public Offering. There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our final prospectus filed with the SEC on December 13, 2021.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Report.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2022		GENESIS GROWTH TECH ACQUISITION CORP.

	By:	/s/ Eyal Perez
		Name:	Eyal Perez
		Title:	Chief Executive Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)