Form 10-Q
period 2022-06-30
Genesis Growth Tech Acquisition Corp.
filed 2022-08-12
CIK 1865697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, 25,300,000 Class A ordinary shares, par value $0.0001 per share, and 6,325,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

GENESIS GROWTH TECH ACQUISITION CORP.

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GENESIS GROWTH TECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$1,521,136	$2,325,000
Prepaid expenses	168,402	44,133
Total current assets	1,689,538	2,369,133
Investments held in Trust Account	257,148,637	256,795,678
Total Assets	$258,838,175	$259,164,811

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$257,363	$319,628
Accrued expenses	349,863	94,742
Note payable - related party	-	228,077
Total current liabilities	607,226	642,447
Deferred underwriting commissions	13,915,000	13,915,000
Total Liabilities	14,522,226	14,557,447

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption; 25,300,000 shares at redemption value of approximately $10.16 and $10.15 per share as of June 30, 2022 and December 31, 2021, respectively	257,048,637	256,795,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,325,000 shares issued and outstanding	633	633
Additional paid-in capital	-	-
Accumulated deficit	(12,733,321)	(12,188,269)
Total Shareholders’ Deficit	(12,732,688)	(12,187,636)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$258,838,175	$259,164,811

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months ended June 30,		For the Six Months ended June 30,	For the Period from March 17, 2021 (Inception) through June 30,
	2022	2021	2022	2021
General and administrative expenses	$391,561	$31,957	$584,374	$31,957
General and administrative expenses - related party	30,000	-	60,000	-
Loss from operations	(421,561)	(31,957)	(644,374)	(31,957)
Other income:
Paid-in-kind interest income on investments held in Trust Account	336,383	-	352,959	-
Net loss	$(85,178)	$(31,957)	$(291,415)	$(31,957)

Weighted average Class A ordinary shares - basic and diluted	25,300,000	-	25,300,000	-
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.01	$-	$(0.01)	$-
Weighted average Class B ordinary shares - basic and diluted	6,325,000	2,175,824	6,325,000	1,867,925
Basic and diluted net loss per share, Class B ordinary shares	$(0.00)	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three AND SIX Months Ended JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	6,325,000	$633	$-	$(12,188,269)	$(12,187,636)
Net loss	-	-	-	-	-	(206,237)	(206,237)
Balance - March 31, 2022 (unaudited)	-	-	6,325,000	633	-	(12,394,506)	(12,393,873)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(253,637)	(253,637)
Net loss	-	-	-	-	-	(85,178)	(85,178)
Balance - June 30, 2022 (unaudited)	-	$-	6,325,000	$633	$-	$(12,733,321)	$(12,732,688)

For the Three Months Ended JUNE 30, 2021 and for the period from March 17, 2021
(inception) through june 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - March 17, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	-	-
Balance - March 31, 2021 (unaudited)	-	-	-	-	-	-	-
Issuance of Class B ordinary shares to Sponsor	-	-	6,325,000	633	24,367	-	25,000
Net loss	-	-	-	-	-	(31,957)	(31,957)
Balance - June 30, 2021 (unaudited)	-	$-	6,325,000	$633	$24,367	$(31,957)	$(6,957)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	For the six months ended June 30, 2022	For the Period from March 17, 2021 (Inception) through June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(291,415)	$(31,957)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	-	25,000
General and administrative expenses paid by Sponsor under promissory note	-	375
Paid-in-kind interest income on investments held in Trust Account	(352,959)	-
Changes in operating assets:
Prepaid expenses	(124,269)	-
Accounts payable	(62,265)	6,582
Accrued expenses	255,121	-
Net cash used in operating activities	(575,787)	-

Cash Flows from Financing Activities:
Repayment of note payable to related party	(228,077)	-
Net cash used in financing activities	(228,077)	-

Net change in cash	(803,864)	-

Cash - beginning of the period	2,325,000	-
Cash - end of the period	$1,521,136	$-

Supplemental disclosures of noncash financing activities:
Offering costs paid by related party under promissory note	$-	$160,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	$253,637	$-

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 17, 2021 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from the proceeds derived from the Initial Public Offering and placed in a Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the over-allotment and the sale of Private Placement Warrants. Although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination, there is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest and other income earned on the Trust Account) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association’’). In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated amount of the proceeds. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company will elect to recognize the changes in redemption value immediately. The change in redemption value was recognized as a one-time charge against additional paid-in capital (to the extent available) and accumulated deficit. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the accompanying condensed balance sheets until such date that a redemption event takes place. Additionally, each Public Shareholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination.

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

The Sponsor, officers and directors agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s (as defined below in Note 4) management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amount will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going Concern Consideration

As of June 30, 2022, the Company had $1.5 million in cash and had a working capital of approximately $1.1 million.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022. There was no activity in the period from March 17, 2021 (inception) through June 30, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000, and cash held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company did not have any cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Interest is received through the issuance of additional U.S. government treasury obligations and recorded as interest income in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

Under ASC 480-10S99, the Company has to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares is treated as a deemed dividend, which results in charges against additional paid-in capital and accumulated deficit.

The Class A ordinary shares subject to possible redemption reflected on the accompanying condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$253,000,000
Less:
Fair value of Public Warrants at issuance	(9,740,500)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(20,286,042)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	33,821,542
Class A ordinary shares subject to possible redemption at December 31, 2021	256,795,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	253,637
Class A ordinary shares subject to possible redemption at June 30, 2022	$257,048,637

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

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30 , 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net loss before accretion income	$(68,143)	$(17,036)	$-	$(31,957)
Increase in redemption value of Class A ordinary shares subject to possible redemption	253,637	-	-	-
Net income (loss)	$185,494	$(17,036)	$-	$(31,957)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	25,300,000	6,325,000	-	2,175,824

Basic and diluted net income (loss) per ordinary share	$0.01	$(0.00)	$-	$(0.01)

	For the Six Months Ended June 30, 2022		For the Period from March 17, 2021 (Inception) through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net loss	$(233,132)	$(58,283)	$-	$(31,957)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	25,300,000	6,325,000	-	1,867,925

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$-	$(0.02)

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

Note 4 - Related-Party Transactions

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

Promissory Note - Related Party

The Sponsor agreed to loan the Company up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, dated May 26, 2021, and amended on October 26, 2021, (the “Note”). This loan was non-interest bearing and payable on the earlier of March 31, 2022, or the completion of the Initial Public Offering. As of the date of the Initial Public Offering, the Company had borrowed approximately $453,000 under the Note. In December 2021, subsequent to the Initial Public Offering, the Company repaid $200,000 on the Note and also offset the $25,000 receivable related to the Private Placement Warrants against the Note. As a result, as of December 31, 2021, the Company had approximately $228,000 outstanding on the Note, which was due upon demand. In March 2022, the Company repaid the remaining balance of the Note to the Sponsor. As of June 30, 2022, the Company had no outstanding balance under the Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to it. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

On December 8, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month through the earlier of the consummation of the initial Business Combination and the Company’s liquidation. For the three and six months ended June 30, 2022, the Company incurred and accrued expenses of $30,000 and $70,000, respectively, under this agreement. As of June 30, 2022 and December 31, 2021, the Company had an outstanding balance of $70,000 and $10,000 under this agreement, respectively, which is included in the accrued expenses on the accompanying condensed balance sheets.

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

Note 6 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 25,300,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying condensed balance sheets.

Class B Ordinary shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. As of June 30, 2022 and December 31, 2021, there were 6,325,000 Class B ordinary shares issued and outstanding, which amounts have been retroactively restated to reflect the share surrender on September 20, 2021, and the share capitalization on December 8, 2021, as discussed in Note 4.

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

Warrants - As of June 30, 2022 and December 31, 2021, 12,650,000 Public Warrants and 8,875,000 Private Placement Warrants were outstanding.

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

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy:

June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$257,148,637	$-	$-

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$256,795,678	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the six months ended June 30, 2022.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 8 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that have occurred that would require adjustments to the disclosures in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

As indicated in the accompanying financial statements, as of June 30, 2022, we had approximately $1.5 million in cash, and working capital of approximately $1.1 million. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

Our entire activity since inception up to June 30, 2022 was in preparation for our formation and our Initial Public Offering, and, subsequent to our Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2022, we had a net loss of approximately $85,000, which consisted of general and administrative expenses of approximately $392,000, and $30,000 in general and administrative expenses for related party, offset by income from investments held in the Trust Account of approximately $336,000.

For the three months ended June 30, 2021, we had a net loss of approximately $32,000 consisting of general and administrative expenses.

For the six months ended June 30, 2022, we had a net loss of approximately $291,000, which consisted of general and administrative expenses of approximately $584,000, and $60,000 in general and administrative expenses for related party, offset by income from investments held in the Trust Account of approximately $353,000.

For the period from March 17, 2021 (inception) through June 30, 2021, we had a net loss of approximately $32,000 consisting of general and administrative expenses.

Liquidity and Capital Resources

Prior to the completion of our Initial Public Offering, our liquidity needs were satisfied through (i) $25,000 paid by our Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares to our Sponsor and (ii) the receipt of a loan of up to $500,000 from our Sponsor under the Note. Prior to the completion of our Initial Public Offering, we borrowed approximately $453,000 under the Note, which was fully repaid in March 2022. The net proceeds from (i) the sale of the units in our Initial Public Offering, after deducting non-reimbursed offering expenses of approximately $738,000, underwriting commissions of $2,530,000 (excluding deferred underwriting commissions of $13,915,000), and (ii) the sale of the Private Placement Warrants for a purchase price of $8,875,000 was $258,645,000. Of that amount, $257,148,600 is held in the Trust Account, which includes the deferred underwriting commissions described above. The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining $1,832,700 is held outside of the Trust Account.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2022	GENESIS GROWTH TECH ACQUISITION CORP.

	By:	/s/ Eyal Perez
		Name:	Eyal Perez
		Title:	Chief Executive Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)