Form 10-Q/A
period 2022-06-30
Genesis Growth Tech Acquisition Corp.
filed 2022-09-23
CIK 1865697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Genesis Growth Tech Acquisition Corp. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on this Form 10-Q/A for the quarterly period ended June 30, 2022 (the “First Amendment”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 12, 2022 (the “Initial Filing Date”) to amend the items noted below in its June 30, 2022 Quarterly Report on Form 10-Q (the “Original Form 10-Q”), as further described below.

At the time of the inadvertent filing of the Original Form 10-Q on the Initial Filing Date, Citrin Cooperman & Company, LLP (“Citrin”), the Company’s independent registered public accounting firm, had not completed its interim review procedures of the Company’s financial statements. Citrin’s review procedures have since been completed. Although no quantitative changes were made to the Company’s financial statements, Note 8 (Subsequent Events) was added to the Company’s financial statements as of and for the period ended June 30, 2022 to describe the Company’s entry into a business combination agreement. See Note 8 and the Company’s other filings with the SEC for additional detail regarding the proposed business combination. Other than the addition of Note 8, no other changes have been made to the Company’s financial statements as of and for the period ended June 30, 2022.

Background

This First Amendment on Form 10-Q/A sets forth the Original Form 10-Q in its entirety, as amended solely to include (i) Note 8 (Subsequent Events) and (ii) the revised disclosures below with respect to the effectiveness of the Company’s controls (including the related certifications). The forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context.

In connection with the First Amendment on Form 10-Q/A, the Company has concluded there was a material weakness in the Company’s disclosure controls and procedures and its internal control over financial reporting at the time the Original Form 10-Q was inadvertently filed. As such, the Company has concluded that these controls and procedures were not effective.

The following items have been amended:

Part I, Item 1, “Financial Statements”; and

Part I, Item 4, “Controls and Procedures.”

In accordance with applicable SEC rules, this First Amendment on Form 10-Q/A includes an updated signature page and certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Rule 12b-15.

GENESIS GROWTH TECH ACQUISITION CORP.

Form 10-Q

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Genesis Growth Tech Acquisition Corp.

Results of Review of Interim Financial Information

We have reviewed the condensed balance sheet of Genesis Growth Tech Acquisition Corp. (the "Company") as of June 30, 2022, and the related condensed statements of operations, changes in shareholders’ deficit for the three-month periods ended June 30, 2022 and 2021, and for the six-month period ended June 30, 2022 and for the period from March 17, 2021 (inception) through June 30, 2021, and condensed statements of cash flows for the six-month period ended June 30, 2022 and for the period from March 17, 2021 (inception) through June 30, 2021, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of December 31, 2021, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the period from March 17, 2021 (inception) through December 31, 2021 (not presented herein); and in our report dated April 15, 2022, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Going Concern

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the interim financial statements, if the Company is unable to complete an initial Business Combination by December 13, 2022, then the Company will cease all operations except for the purpose of liquidating unless a resolution of its Board of Directors is passed at the option of the Sponsor, to extend the period of time the Company will have to consummate an initial Business Combination in accordance with Memorandum and Articles of Association of Genesis Growth Tech Acquisition Corp. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ CITRIN COOPERMAN & COMPANY, LLP

New York, New York

September 23, 2022

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

Note 8 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, except for as noted below, the Company did not identify any subsequent events that have occurred that would require adjustments to the disclosures in the accompanying unaudited condensed financial statements.

On August 22, 2022, the Company, and Biolog-ID, a société anonyme organized under the laws of France (“Biolog-id”), signed a memorandum of understanding (the “MoU”) with respect to the contemplated merger of the Company with and into Biolog-id (the “Merger”) with Biolog-id as the continuing company following closing of the Merger and related transactions pursuant to the “Business Combination Agreement” in the form attached to the MoU. Under French law, no commitment with respect to the proposed Merger could be agreed prior to Biolog-id completing the consultation process with its social and economic committee (comité social et économique) (the “Works Council”). Biolog-id completed the Works Council consultation process and on August 26, 2022, the Company and Biolog-id entered into a Business Combination Agreement.

By virtue of the Merger, each Company ordinary share issued and outstanding immediately prior to the effective time of the Merger (after giving effect to specified events) would be automatically cancelled and extinguished and exchanged for a number of ordinary shares of Biolog-id (received in the form of American Depositary Shares (ADSs), as determined in accordance with the exchange ratio described in the Business Combination Agreement. The terms of the Business Combination Agreement, containing customary representations and warranties, covenants, closing conditions, and other terms relating to the Merger and the other transactions contemplated thereby, are summarized in the Company’s Current Reports on Form 8-K filed with the SEC on August 23, 2022 and August 26, 2022.

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as a result of the material weakness in our internal controls over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2022.

As noted above in the Explanatory Note, the material weakness was due to the Original Form 10-Q being filed with the SEC prior to Citrin completing its review procedures of the Company’s financial statements and ineffective approval controls over that process.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In light of the events described above, we have implemented additional control measures to enhance the approval process in connection with our SEC filings and will seek to incorporate as appropriate other training and remedial measures. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Dated: September 23, 2022	GENESIS GROWTH TECH ACQUISITION CORP.

	By:	/s/ Eyal Perez
		Name:	Eyal Perez
		Title:	Chief Executive Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)