Form 10-Q
period 2022-09-30
Genesis Growth Tech Acquisition Corp.
filed 2022-11-17
CIK 1865697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, 25,300,000 Class A ordinary shares, par value $0.0001 per share, and 6,325,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

GENESIS GROWTH TECH ACQUISITION CORP.

Form 10-Q

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2022 and 2021, for the Nine Months Ended September 30, 2022 and for the Period From March 17, 2021 (Inception) Through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period From March 17, 2021 (Inception) Through September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period From March 17, 2021 (Inception) Through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

 i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GENESIS GROWTH TECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$1,338,005	$2,325,000
Prepaid expenses	183,561	44,133
Total current assets	1,521,566	2,369,133
Investments held in Trust Account	258,284,967	256,795,678
Total Assets	$259,806,533	$259,164,811

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$1,392,843	$319,628
Accrued expenses	178,000	94,742
Note payable - related party	-	228,077
Total current liabilities	1,570,843	642,447
Deferred underwriting commissions	13,915,000	13,915,000
Total Liabilities	15,485,843	14,557,447

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 25,300,000 shares at redemption value of approximately $10.20 and $10.15 per share at September 30, 2022 and December 31, 2021, respectively	258,184,967	256,795,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,325,000 shares issued and outstanding	633	633
Additional paid-in capital	-	-
Accumulated deficit	(13,864,910)	(12,188,269)
Total shareholders’ deficit	(13,864,277)	(12,187,636)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$259,806,533	$259,164,811

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months ended September 30,		For the Nine Months ended September 30,	For the Period from March 17, 2021 (Inception) through September 30,
	2022	2021	2022	2021
General and administrative expenses	$1,101,589	$2,668	$1,685,963	$34,625
General and administrative expenses - related party	30,000	-	90,000	-
Loss from operations	(1,131,589)	(2,668)	(1,775,963)	(34,625)
Other income:
Paid-in-kind interest income on investments held in Trust Account	1,136,330	-	1,489,289	-
Total other income	1,136,330	-	1,489,289	-
Net income (loss)	$4,741	$(2,668)	$(286,674)	$(34,625)

Weighted average Class A ordinary shares - basic and diluted	25,300,000	-	25,300,000	-
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.00	$-	$(0.01)	$-
Weighted average Class B ordinary shares - basic and diluted	6,325,000	5,500,000	6,325,000	3,555,556
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.00	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three AND NINE Months Ended SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	6,325,000	$633	$-	$(12,188,269)	$(12,187,636)
Net loss	-	-	-	-	-	(206,237)	(206,237)
Balance - March 31, 2022 (unaudited)	-	-	6,325,000	633	-	(12,394,506)	(12,393,873)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(253,637)	(253,637)
Net loss	-	-	-	-	-	(85,178)	(85,178)
Balance - June 30, 2022 (unaudited)	-	-	6,325,000	633	-	(12,733,321)	(12,732,688)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(1,136,330)	(1,136,330)
Net income	-	-	-	-	-	4,741	4,741
Balance - September 30, 2022 (unaudited)	-	$-	6,325,000	$633	$-	$(13,864,910)	$(13,864,277)

For the Three Months Ended SEPTEMBER 30, 2021 and for the period from

March 17, 2021 (inception) through SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - March 17, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	-	-
Balance - March 31, 2021 (unaudited)	-	-	-	-	-	-	-
Issuance of Class B ordinary shares to Sponsor	-	-	6,325,000	633	24,367	-	25,000
Net loss	-	-	-	-	-	(31,957)	(31,957)
Balance - June 30, 2021 (unaudited)	-	-	6,325,000	633	24,367	(31,957)	(6,957)
Net loss	-	-	-	-	-	(2,668)	(2,668)
Balance - September 30, 2021 (unaudited)	-	$-	6,325,000	$633	$24,367	$(34,625)	$(9,625)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2022	For the Period from March 17, 2021 (Inception) through September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(286,674)	$(34,625)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	-	25,000
Paid-in-kind interest income on investments held in Trust Account	(1,489,289)	-
Changes in operating assets:
Prepaid expenses	(139,428)	-
Accounts payable	976,415	-
Accrued expenses	83,258	2,669
Net cash used in operating activities	(855,718)	(6,956)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(228,077)	-
Proceeds from note payable to related party	-	6,956
Offering costs	96,800	-
Net cash provided by (used in) financing activities	(131,277)	6,956

Net change in cash	(986,995)	-

Cash - beginning of the period	2,325,000	-
Cash - end of the period	$1,338,005	$-

Supplemental disclosure of noncash financing activities:
Offering costs paid by related party under promissory note	$-	$311,572
Offering costs included in accrued expenses	$-	$20,500
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	$1,389,967	$-

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 17, 2021 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from the proceeds derived from the Initial Public Offering and placed in a Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

Proposed Business Combination

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

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going Concern Consideration

As of September 30, 2022, the Company had approximately $1.3 million in cash and had a working capital deficit of approximately $49,000.

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

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the consummation of a Business Combination. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that liquidity needs, the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 13, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company did not have any cash equivalents.

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

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

Under ASC 480-10-S99, the Company has to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares is treated as a deemed dividend, which results in charges against additional paid-in capital and accumulated deficit.

The Class A ordinary shares subject to possible redemption reflected on the accompanying condensed balance sheets are reconciled on the following table:

Gross proceeds from Initial Public Offering	$253,000,000
Less:
Fair value of Public Warrants at issuance	(9,740,500)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(20,286,042)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	33,821,542
Class A ordinary shares subject to possible redemption as of December 31, 2021	256,795,000
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	253,637
Class A ordinary shares subject to possible redemption as of June 30, 2022	257,048,637
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,136,330
Class A ordinary shares subject to possible redemption as of September 30, 2022	$258,184,967

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

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$3,792	$948	$-	$(2,668)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	25,300,000	6,325,000	-	5,500,000

Basic and diluted net income (loss) per ordinary share	$0.00	$0.00	$-	$(0.00)

	For the Nine Months Ended September 30, 2022		For the Period from March 17, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net loss	$(229,339)	$(57,335)	$-	$(34,625)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	25,300,000	6,325,000	-	3,555,556

Basic and diluted net income (loss) per ordinary share	$(0.01)	$(0.01)	$-	$(0.01)

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States of America. As such, the Company’s tax provision was zero for the period presented. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU No. 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

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

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Promissory Note - Related Party

The Sponsor agreed to loan the Company up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, dated May 26, 2021, and amended on October 26, 2021, (the “Note”). This loan was non-interest bearing and payable on the earlier of March 31, 2022, or the completion of the Initial Public Offering. As of the date of the Initial Public Offering, the Company had borrowed approximately $453,000 under the Note. In December 2021, subsequent to the Initial Public Offering, the Company repaid $200,000 on the Note and also offset the $25,000 receivable related to the Private Placement Warrants against the Note. As a result, as of December 31, 2021, the Company had approximately $228,000 outstanding on the Note, which was due upon demand. In March 2022, the Company repaid the remaining balance of the Note to the Sponsor. As of September 30, 2022, the Company had no outstanding balance under the Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to it. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

On December 8, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month through the earlier of the consummation of the initial Business Combination and the Company’s liquidation. For the three and nine months ended September 30, 2022, the Company incurred and accrued expenses of $30,000 and $100,000, respectively, under this agreement. As of September 30, 2022 and December 31, 2021, the Company had an outstanding balance of $100,000 and $10,000 under this agreement, respectively, which is included in “Accrued expenses” on the accompanying condensed balance sheets.

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

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 25,300,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying condensed balance sheets.

Class B Ordinary shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. As of September 30, 2022 and December 31, 2021, there were 6,325,000 Class B ordinary shares issued and outstanding, which amounts have been retroactively restated to reflect the share surrender on September 20, 2021, and the share capitalization on December 8, 2021, as discussed in Note 4.

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

Warrants - As of September 30, 2022 and December 31, 2021, 12,650,000 Public Warrants and 8,875,000 Private Placement Warrants were outstanding.

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

The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Company’s Sponsor or their affiliates, without taking into account any Founder Shares held by the Company’s Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”)), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below under “Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy:

September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$258,284,967	$-	$-

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$256,795,678	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the nine months ended September 30, 2022.

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

As indicated in the accompanying financial statements, as of September 30, 2022, we had approximately $1.3 million in cash, and working capital deficit of approximately $49,000. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

On August 22, 2022, we signed a memorandum of understanding (the “MoU”) with Biolog-ID, a société anonyme organized under the laws of France (“Biolog-id”), with respect to our contemplated merger with and into Biolog-id (the “Merger”) with Biolog-id as the continuing company following closing of the Merger and related transactions pursuant to the “Business Combination Agreement” in the form attached to the MoU. Under French law, no commitment with respect to the proposed Merger could be agreed prior to Biolog-id completing the consultation process with its social and economic committee (comité social et économique) (the “Works Council”). Biolog-id completed the Works Council consultation process and on August 26, 2022, we entered into a Business Combination Agreement with Biolog-id (the “Business Combination Agreement”).

By virtue of the Merger, each of our ordinary shares issued and outstanding immediately prior to the effective time of the Merger (after giving effect to specified events) would be automatically cancelled and extinguished and exchanged for a number of ordinary shares of Biolog-id (received in the form of American Depositary Shares (ADSs)), as determined in accordance with the exchange ratio described in the Business Combination Agreement. The terms of the Business Combination Agreement, containing customary representations and warranties, covenants, closing conditions, and other terms relating to the Merger and the other transactions contemplated thereby, are further described in our Current Reports on Form 8-K filed with the SEC on August 23, 2022 and August 26, 2022.

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation and our Initial Public Offering, and, subsequent to our Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had a net income of approximately $4,700, which consisted of income from investments held in the Trust Account of approximately $1.1 million, offset by general and administrative expenses of approximately $1.1 million and $30,000 in general and administrative expenses for related party.

For the three months ended September 30, 2021, we had a net loss of approximately $3,000 consisting of general and administrative expenses.

For the nine months ended September 30, 2022, we had a net loss of approximately $287,000, which consisted of general and administrative expenses of approximately $1.7 million and $90,000 in general and administrative expenses for related party, offset by income from investments held in the Trust Account of approximately $1.5 million.

For the period from March 17, 2021 (inception) through September 30, 2021, we had a net loss of approximately $35,000 consisting of general and administrative expenses.

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

Based on the foregoing, we believe that we will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors to meet our needs through the consummation of a Business Combination. However, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that liquidity needs, the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 13, 2022. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this Form 10-Q, our disclosure controls and procedures were not effective as of September 30, 2022, because of a material weakness in our internal control over financial reporting that existed during much of the period covered by this Form 10-Q.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Specifically, the Company’s management has concluded that our control around the approval process of the Company’s financial statements was not effectively designed or maintained.  On September 23, 2022, we filed with the SEC a Form 10Q-A for the quarter ended June 30, 2022. As disclosed in the Form 10Q-A, our original Form 10-Q was inadvertently filed before our independent registered public accounting firm had completed its interim review procedures on our June 30, 2022 financial statements. Although this review was subsequently completed with no quantitative changes to our financial statements, this material weakness resulted in the restatement of our interim financial statements for the quarter ended June 30, 2022.

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

Changes in Internal Control over Financial Reporting

In light of the events described above, in the quarter ended September 30, 2022 we implemented additional control measures to enhance the approval process in connection with our SEC filings and committed to incorporate as appropriate other training and remedial measures. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties discussed below supplement the risks and uncertainties previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 30, 2021.

We are a foreign private issuer within the meaning of the rules under the Exchange Act, and as such, we are exempt from certain provisions applicable to U.S. domestic issuers.

Because we qualify as a foreign private issuer under the Exchange Act, we are exempt from certain provisions of the securities rules and regulations in the United States that are applicable to U.S. domestic issuers, including:

●	the rules under the Exchange Act requiring the filing with the SEC of quarterly reports on Form 10-Q or current reports on Form 8-K;

●	the sections of the Exchange Act regulating the solicitation of proxies, consents, or authorizations in respect of a security registered under the Exchange Act;

●	the sections of the Exchange Act requiring insiders to file public reports of their stock ownership and trading activities and liability for insiders who profit from trades made in a short period of time; and

●	the selective disclosure rules by issuers of material nonpublic information under Regulation FD.

Irrespective of the above, we have elected to file, and have filed, an annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, similar to U.S. domestic reporting companies.

As a Cayman Islands exempted company and foreign private issuer within the meaning of the rules under the Exchange Act, we have adopted certain home country practices in relation to corporate governance matters that differ significantly from the Nasdaq corporate governance listing standards. These practices may afford less protection to shareholders than they would enjoy if we complied fully with the Nasdaq corporate governance listing standards.

As a Cayman Islands exempted company listed on the Nasdaq, we are subject to the Nasdaq corporate governance listing standards. However, the Nasdaq permits a foreign private issuer like us to follow the corporate governance practices of its home country. Certain corporate governance practices in the Cayman Islands, which is our home country, may differ significantly from the Nasdaq corporate governance listing standards. For instance, we are not required to:

●	have a majority of the board be independent or have an audit committee be comprised of three members (although all of the members of the audit committee must be independent under the Exchange Act);

●	have a compensation committee or a nominations or corporate governance committee consisting entirely of independent directors; or

●	have regularly scheduled executive sessions with only independent directors each year.

On November 9, 2022, we filed a Form 8-K with the SEC announcing the resignations of (i) Mr. Pierre Etienne Lallia and Mr. Massimo Prelz-Oltramonti as board members and (ii) Mr. Simon Baker as a board member (including his position as Co-Executive Chairman of the board) and our Chief Operating Officer and Executive Head of M&A. Mr. Lallia and Mr. Prelz-Oltramonti each served on the board’s Audit Committee with Mr. Prelz-Oltramonti also serving on the board’s Compensation Committee and Nominating Committee. The decisions of Mr. Lallia, Mr. Prelz-Oltramonti and Mr. Baker to resign as, as applicable, our director and/or executive officer, was not the result of any dispute or disagreement with us on any matter relating to our operation, policies or practices.

Following these resignations and subject to the planned addition of one or more new independent directors, our board will be comprised of three members, including one independent director—Mr. Cem Habib. Mr. Habib serves on the Audit, Compensation and Nominating Committees and he has been designated as the Audit Committee’s financial expert.

Initially, we sought to generally comply with the general Nasdaq corporate governance listing standards applicable to U.S. domestic issuers. However, in light of the above resignations and to ensure continued compliance with Nasdaq’s corporate governance rules, we have adopted the following home country practices in accordance with Nasdaq Listing Rule 5615(a)(3):

●	Audit Committee: As a foreign private issuer we are required to have an Audit Committee meeting the requirements of Listing Rules 5605(c)(3) and 5605(c)(2)(A)(ii). Listing Rule 5605(c)(3) requires the Audit Committee to have specified authority and responsibilities and Listing Rule 5605(c)(2)(A)(ii) requires each member to meet the requisite independence standards but neither requires that the Audit Committee have more than one member. In addition, we intend to add at least one additional Audit Committee member meeting the requisite independence standards.

●	Compensation Committee: Rule 5615(a)(3) exempts foreign private issuers from all Compensation Committee requirements, including the requirement that Compensation Committee have at least two independent directors each of whom meets the requisite independence standards. We intend to maintain our Compensation Committee and add an additional member meeting the requisite independence standards.

●	Majority Independent Directors: Subject to possible changes in Board composition, we are relying on the provisions of Listing Rule 5615(a)(3) to exempt us from the requirement that on or after December 13, 2022 (the one-year anniversary of our Initial Public Offering) a majority of our Board be comprised of independent directors.

We may be unable to add additional qualified directors to our board as contemplated above on a timely basis or at all. Accordingly, our shareholders may be afforded less protection than they otherwise would enjoy under the Nasdaq corporate governance listing standards applicable to U.S. domestic issuers.

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

Dated: November 17, 2022	GENESIS GROWTH TECH ACQUISITION CORP.

	By:	/s/ Eyal Perez
		Name:	Eyal Perez
		Title:	Chief Executive Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)