Form 10-K
period 2022-12-31
Genesis Growth Tech Acquisition Corp.
filed 2023-06-20
CIK 1865697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Auditor PCAOB ID Number 206 | Auditor Name: MaloneBailey, LLP | Auditor Location: Houston, Texas

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s units, each consisting of one Class A ordinary share and one-half of one redeemable warrant, began trading on The Nasdaq Global Market on December 9, 2021. Prior to that date, the registrant’s units were not traded on any national securities exchange or in the over-the-counter market. Commencing January 31, 2022, holders of the units were permitted to elect to separately trade the Class A ordinary shares and public warrants included in the units. As of December 30, 2022, the last business day of the registrant’s most recently completed fourth fiscal quarter, the aggregate market value of voting and non-voting ordinary shares held by non-affiliates of the registrant was approximately $262.8 million, determined using the per share closing price on The Nasdaq Global Market on that date of $10.39. Ordinary shares held by each director and executive officer (and their respective affiliates) and each person who owns 10 percent or more of the outstanding ordinary shares or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 16, 2023, 101,039 Class A ordinary shares, par value $0.0001 per share, and 6,325,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

i

CERTAIN TERMS

References to the “Company,” “GGAA,” “our,” “us” or “we” refer to Genesis Growth Tech Acquisition Corp., a blank check company incorporated on March 17, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “Sponsor” refer to Genesis Growth Tech LLC, a Cayman Islands limited liability company. References to “equity-linked securities” are to any securities of the Company or any of our subsidiaries which are convertible into, or exchangeable or exercisable for, equity securities of the Company or such subsidiary, including any securities issued by the Company or any of our subsidiaries which are pledged to secure any obligation of any holder to purchase equity securities of the Company or any of our subsidiaries. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “Initial Public Offering” refer to our initial public offering, which closed on December 13, 2021 (the “IPO Closing Date”). References to “Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001, and references to “public shares” are to our Class A Ordinary Shares sold as part of the units in our Initial Public Offering. References to “public shareholders” are to the holders of our public shares.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate our initial business combination due to the direct and indirect impacts of the COVID-19 pandemic, including related economic impacts, and other events (such as terrorist attacks, natural disasters or other significant outbreaks of infectious diseases);

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account described below or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

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

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	The redemption by our public shareholders of their shares for cash may have made our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target and may not allow us to complete the most desirable business combination or optimize our capital structure. Due to such increase in the probability that our initial business combination may be unsuccessful, you would have to wait for liquidation in order to redeem your shares.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the direct and indirect impacts of the COVID-19 pandemic and the status of debt and equity markets.

●	We may not be able to consummate an initial business combination by September 13, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.39 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

●	We may attempt to complete our initial business combination with a private or early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

●	Since our Sponsor, executive officers, directors and other affiliates will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

●	Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investor.

●	If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

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

On the IPO Closing Date, we consummated our upsized Initial Public Offering of 22,000,000 units (the “units”). The units consist of one public share and one-half of one warrant (the “public warrants”). Each public warrant entitles the holder thereof to purchase one of our Class A ordinary shares at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. On December 21, 2021, we issued an additional 3,300,000 units in connection with the closing of the underwriters’ full exercise of their over-allotment option (the “Over-Allotment Option”). The units were sold at a price of $10.00 per unit, generating aggregate gross proceeds to us from the Initial Public Offering and the Over-Allotment Option of approximately $253 million.

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

Approximately $253 million of the net proceeds from our Initial Public Offering, the Over-Allotment Option and the sale of the private placement warrants in connection with our Initial Public Offering and the Over-Allotment Option was deposited in a trust account established for the benefit of our public shareholders (the “Trust Account”). The approximately $253 million of net proceeds deposited in the Trust Account included approximately $13.9 million of deferred underwriting discounts and commissions that was to be released to Nomura, as the underwriters of our Initial Public Offering, upon completion of our initial business combination. On January 26, 2023, Nomura waived its right to receive such $13.9 million of deferred underwriting commissions. Of the gross proceeds from our Initial Public Offering, the Over-Allotment Option and the sale of the private placement warrants in connection with our Initial Public Offering and the Over-Allotment Option that were not deposited in the Trust Account, approximately $2.5 million was used to pay underwriting discounts and commissions in connection with our Initial Public Offering, approximately $0.47 million was used to repay loans and advances from our Sponsor, and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

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

Recent Developments

Proposed Business Combination with Biolog-ID

On August 26, 2022, we entered into a Business Combination Agreement (the “Biolog-id BCA”) with Biolog-ID, a société anonyme organized under the laws of France (“Biolog-id”). The BCA had contemplated that we and Biolog-id would engage in a series of transactions pursuant to which, among other transactions, we would merge with and into Biolog-id, with Biolog-id continuing as the surviving entity. Biolog-id develops and implements value-chain optimization solutions for high-value, high impact health products using a platform that creates, collects and integrates data that results in significant operational, commercial and clinical impact. The Biolog-id BCA and the transactions contemplated thereunder were approved by the respective boards of directors of the Company and Biolog-id.

On December 9, 2022, our Sponsor made a payment of $2,530,000 to the Trust Account, in order to extend the date by which the Company must complete a business combination by three months from December 13, 2022 to March 13, 2023. The extension provided additional time for the Company and Biolog-id to consummate the Biolog-id business combination. The extension was the first of up to two three-month extensions permitted under the Company’s governing documents.

On February 22, 2023, we held an extraordinary general meeting of shareholders (the “EGM”), at which our public shareholders approved a proposal to amend our amended and restated memorandum and articles of association, by way of special resolution, in the form of the second amended and restated memorandum and articles of association (the “Second A&R Articles”), to extend the date by which we have to consummate a business combination from March 13, 2023 (which deadline was previously extended from December 13, 2022) to September 13, 2023 (the “Extension Period”).

In connection with such proposal, public shareholders elected to redeem 25,198,961 Class A ordinary shares, representing approximately 99.6% of our issued and outstanding Class A ordinary shares, for a pro rata portion of the funds in the Trust Account. As a result, approximately $263,325,413.52 (approximately $10.45 per share) was debited from the Trust Account to pay such holders, leaving a balance of approximately $1.1 million. In addition, the public shareholders also approved a proposal to amend our amended and restated memorandum and articles of association, by way of special resolution, in the form of the Second A&R Articles, to allow us to delete: (i) the limitation on share repurchases prior to the consummation of a business combination that would cause our net tangible assets to be less than $5,000,001 following such repurchases; (ii) the limitation that we shall not consummate a business combination if it would cause our net tangible assets to be less than $5,000,001; and (iii) the limitation that we shall not redeem any public shares that would cause our net tangible assets to be less than $5,000,001 following such redemptions.

Effective as of March 6, 2023 and in accordance with Section 7.1(a) of the Biolog-id BCA, we and Biolog-id mutually agreed to terminate the BCA, pursuant to a termination agreement by and between us and Biolog-id (the “Termination Agreement”). Under the Termination Agreement, we waived and released all claims, obligations, liabilities and losses against Biolog-id and the Company Non-Party Affiliates (as defined therein), and Biolog-id waived and released all claims, obligations, liabilities and losses against us and the SPAC Non-Party Affiliates (as defined in therein), arising or resulting from or relating to, directly or indirectly, the BCA, any other transaction documents, any of the transactions contemplated by the BCA or any other transaction documents, except for any terms, provisions, rights or obligations that expressly survive the termination of the BCA or set forth in the Termination Agreement.

Proposed Business Combination with NextTrip Holdings, Inc.

General

On May 22, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GGAC Merger Sub, Inc., a Florida corporation and newly formed wholly-owned subsidiary of the Company (“Merger Sub”), Eyal Perez, solely in his capacity as the representative from and after the effective time of the Merger (as defined below) (the “Effective Time”) for the shareholders of Genesis (other than the NextTrip Shareholders (as defined below)) (the “Purchaser Representative”), NextTrip Holdings, Inc., a Florida corporation (“NextTrip”), and William Kerby, solely in his capacity as the representative from and after the Effective Time for the NextTrip Shareholders (the “Seller Representative”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into NextTrip (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with NextTrip continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of Genesis. In the Merger, (i) all shares of NextTrip capital stock (together, “NextTrip Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive the Merger Consideration (as defined below); and (ii) each outstanding NextTrip security convertible into NextTrip Stock, if not exercised or converted prior to the Effective Time, will be cancelled, retired and terminated and cease to represent a right to acquire, be exchanged for or convert into NextTrip Stock or Merger Consideration (as defined below).

The Merger Agreement also provides that, prior to the Effective Time, Genesis shall convert out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation (the “Conversion”). At the Closing, Genesis will change its name to “NextTrip, Inc.”.

Merger Consideration

The aggregate merger consideration to be paid pursuant to the Merger Agreement to holders of NextTrip Stock as of immediately prior to the Effective Time (the “NextTrip Shareholders”) will be an amount equal to $150,000,000, subject to adjustments for NextTrip’s closing debt, net of cash (the “Merger Consideration”). The Merger Consideration to be paid to the NextTrip Shareholders will be paid solely by the delivery of new shares of GGAA common stock; no cash consideration will be paid.

The Merger Consideration will be allocated, on a pro rata basis, among the holders of NextTrip’s common stock as of the Closing date, based on the number of shares of NextTrip common stock owned by such shareholders on such date.

Representations and Warranties

The Merger Agreement contains a number of representations and warranties by each of GGAA, Merger Sub and NextTrip as of the date of the Merger Agreement and as of the date of the Closing. Many of the representations and warranties are qualified by materiality or Material Adverse Effect. “Material Adverse Effect,” as used in the Merger Agreement, means with respect to any specified person, any fact, event, occurrence, change or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the business, assets, liabilities, results of operations, prospects or condition (financial or otherwise) of such person and its subsidiaries, taken as a whole, or the ability of such person or entity or any of its subsidiaries on a timely basis to consummate the transactions contemplated by the Merger Agreement or the ancillary documents to which it is a party or bound or to perform its obligations thereunder, in each case subject to certain customary exceptions. Certain of the representations are subject to specified exceptions and qualifications contained in the Merger Agreement or in information provided pursuant to certain disclosure schedules to the Merger Agreement, which disclosure schedules shall not be publicly disclosed. The representations and warranties made by GGAA and NextTrip are customary for transactions similar to the Transactions.

No Survival

The representations and warranties of the parties contained in the Merger Agreement terminate as of, and do not survive, the Closing, and there are no indemnification rights for another party’s breach thereof. The covenants and agreements of the parties contained in the Merger Agreement do not survive the Closing, except those covenants and agreements to be performed after the Closing, which covenants and agreements will survive until fully performed.

Covenants of the Parties

Each party agreed in the Merger Agreement to use its commercially reasonable efforts to effect the Closing. The Merger Agreement also contains certain customary covenants by each of the parties during the period between the signing of the Merger Agreement and the earlier of the Closing or the termination of the Merger Agreement in accordance with its terms (the “Interim Period”), including with respect to (1) the provision of access to their properties, books and personnel; (2) the operation of their respective businesses in the ordinary course of business; (3) provision of financial statements by NextTrip; (4) GGAA’s public filings; (5) no insider trading; (6) notifications of certain breaches, consent requirements or other matters; (7) efforts to consummate the Closing and obtain third party and regulatory approvals; (8) tax matters; (9) further assurances; (10) public announcements and (11) confidentiality. Each party also agreed during the Interim Period not to solicit or enter into any inquiry, proposal or offer, or any indication of interest in making an offer or proposal for an alternative competing transactions, to notify the others as promptly as practicable in writing of the receipt of any inquiries, proposals or offers, requests for information or requests relating to an alternative competing transaction or any requests for non-public information relating to such transaction, and to keep the others informed of the status of any such inquiries, proposals, offers or requests for information. There are also certain customary post-Closing covenants regarding (1) tax matters; (2) maintenance of books and records; (3) indemnification of directors and officers; and (4) use of trust account proceeds.

The Merger Agreement and the consummation of the Transactions contemplated thereby requires the approval of both GGAA’s shareholders and NextTrip’s shareholders. GGAA agreed, as promptly as practicable after the date of the Merger Agreement, to prepare, with reasonable assistance from NextTrip, and file with the U.S. Securities and Exchange Commission (the “SEC”), a registration statement on Form S-4 (as may be amended from time to time, the “Registration Statement”) in connection with the registration under the Securities Act of 1933, as amended (the “Securities Act”), of the issuance of the shares of GGAA common stock to be issued to the NextTrip Shareholders as Merger Consideration and the registration of the common stock of GGAA upon Conversion, and containing a proxy statement/prospectus for the purpose of GGAA soliciting proxies from the shareholders of GGAA to approve the Merger Agreement, the Transactions contemplated thereby and related matters (the “GGAA Shareholder Approval”) at a special meeting of GGAA’s shareholders (the “GGAA Special Meeting”) and providing such shareholders an opportunity to participate in the redemption by GGAA of its public shareholders in connection with GGAA’s initial business combination, as required by GGAA’s Organizational Documents and GGAA’s initial public offering prospectus (the “Redemption”). NextTrip also agreed in the Merger Agreement to call a meeting of its shareholders and use its reasonable best efforts to solicit from NextTrip Shareholders proxies in favor of the Merger Agreement and the Transactions and certain related matters (the “NextTrip Shareholder Approval”), and to take all other actions necessary or advisable to secure such approvals.

The parties also agreed to take all necessary action, so that effective at the Closing, the entire board of directors of GGAA (the “Post-Closing Board”) will consist of seven individuals, four of whom shall be independent directors in accordance with Nasdaq requirements. Two of the members of the Post-Closing Board will be individuals designated by GGAA prior to the Closing and five of the members of the Post-Closing Board (at least four of whom shall be independent directors) will be designated by NextTrip prior to the Closing. At or prior to Closing, GGAA will provide each of its director designees with a customary director indemnification agreement, in form and substance reasonably acceptable to such director. The parties also agreed to take all action necessary, including causing GGAA’s executive officers to resign, so that the individuals serving as the chief executive officer and chief financial officer, respectively, of GGAA immediately after the Closing will be the same individuals as that of NextTrip immediately prior to the Closing.

Closing Conditions

The obligations of the parties to complete the Closing are subject to various conditions, including the following mutual conditions of the parties unless waived:

●	receipt of the GGAA Shareholder Approval;

●	receipt of the NextTrip Shareholder Approval;

●	expiration of any applicable waiting period under any antitrust laws;

●	receipt of requisite consents from governmental authorities to consummate the Transactions, and receipt of specified requisite consents from other third parties to consummate the Transactions;

●	the absence of any law or order that would prohibit the consummation of the Merger or other transactions contemplated by the Merger Agreement;

●	the Conversion having been consummated;

●	the members of the Post-Closing Board shall have been elected or appointed as of the Closing;

●	the effectiveness of the Registration Statement; and

●	The shares of GGAA common stock to be issued as Merger Consideration shall have been approved for listing on the Nasdaq, including satisfaction of Nasdaq’s 300 round lot stockholder requirement, subject only to the official notice of issuance, or alternatively if mutually agreed by the Purchaser and the Company, such shares shall have been approved for listing on the NYSE.

Unless waived by GGAA, the obligations of GGAA and Merger Sub to consummate the Merger are subject to the satisfaction of additional conditions including the following, in addition to customary certificates and other closing deliverables:

●	the representations and warranties of NextTrip being true and correct as of the date of the Merger Agreement and as of the Closing (subject to Material Adverse Effect);

●	NextTrip having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Merger Agreement required to be performed or complied with on or prior to the date of the Closing;

●	absence of any Material Adverse Effect with respect to NextTrip and its subsidiaries, taken as a whole, since the date of the Merger Agreement which is continuing and uncured;

●	GGAA having received a copy of NextTrip’s charter certified by the Secretary of State of the State of Florida no more than ten business days prior to the Closing date;

●	GGAA having received a Lock-Up Agreement for each NextTrip Shareholder, duly executed by such Shareholder, and each Lock-Up shall be in full force and effect as of the Closing; and

●	GGAA shall have received evidence reasonably acceptable to GGAA that NextTrip shall have converted, terminated, extinguished and cancelled in full any outstanding convertible securities or commitments therefor.

Unless waived by NextTrip, the obligations of NextTrip to consummate the Merger are subject to the satisfaction of additional conditions including the following:

●	the representations and warranties of GGAA being true and correct as of the date of the Merger Agreement and as of the Closing (subject to Material Adverse Effect);

●	GGAA having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Merger Agreement required to be performed or complied with on or prior to the date of the Closing;

●	absence of any Material Adverse Effect with respect to GGAA and its subsidiaries, taken as a whole, since the date of the Merger Agreement which is continuing and uncured;

●	NextTrip having received a Lock-Up Agreement executed by the Sponsor with respect to the shares held by the Sponsor in a form reasonably satisfactory to NextTrip; and

●	NextTrip having received a copy of a Voting Agreement executed by the Sponsor with respect to the shares held by the Sponsor in a form reasonably satisfactory to NextTrip.

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including:

●	By mutual written consent of GGAA and NextTrip;

●	by either GGAA or NextTrip if any of the conditions to Closing have not been satisfied or waived by September 29, 2023 (the “Outside Date”), provided that GGAA shall have the right to extend the Outside Date if it obtains an extension of the deadline by which it must complete its business combination (an “Extension”) for an additional period the shortest of (i) three months, (ii) the period ending on the last day for GGAA to consummate a business combination after such Extension and (iii) such period as determined by GGAA;

●	by either GGAA or NextTrip if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the transactions contemplated by the Merger Agreement, and such order or other action has become final and non-appealable;

●	by either GGAA or NextTrip of the other party’s uncured breach (subject to certain materiality qualifiers);

●	by GGAA if there has been an event after the signing of the Merger Agreement that has had a Material Adverse Effect on NextTrip and its subsidiaries taken as a whole that is continuing and uncured;

●	by either GGAA or NextTrip if the GGAA Special Meeting is held and the GGAA Shareholder Approval is not received; and

●	by either GGAA or NextTrip if a special meeting of NextTrip shareholders is held and the NextTrip Shareholder Approval is not received.

If the Merger Agreement is terminated, all further obligations of the parties under the Merger Agreement will terminate and will be of no further force and effect (except that certain obligations related to public announcements, confidentiality, fees and expenses, termination, waiver of claims against the trust, and certain general provisions will continue in effect), and no party will have any further liability to any other party thereto except for liability for any fraud claims or claims arising out of a willful breach of the Merger Agreement prior to such termination.

Trust Account Waiver

NextTrip and the Seller Representative agreed that they and their affiliates will not have any right, title, interest or claim of any kind in or to any monies in GGAA’s trust account held for its public shareholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom).

Purchaser Representative and Seller Representative

Eyal Perez, is serving as the Purchaser Representative under the Merger Agreement, and in such capacity will represent the interests of GGAA’s shareholders after the Closing (other than the NextTrip shareholders) with respect to certain matters under the Merger Agreement. William Kerby is serving as the Seller Representative under the Merger Agreement, and in such capacity will represent the interests of the NextTrip shareholders with respect to certain matters under the Merger Agreement, including with respect to the determination of any post-Closing adjustments to the Merger Consideration.

Governing Law and Arbitration

The Merger Agreement is governed by Delaware law and, subject to the required arbitration provisions, the parties are subject to exclusive jurisdiction of federal and state courts located in the State of Delaware (and any appellate courts thereof). Any disputes under the Merger Agreement, other than claims for injunctive or temporary equitable relief or enforcement of an arbitration award, will be subject to arbitration by the American Arbitration Association, to be held in New York County, State of New York.

The Merger Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of such agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The Merger Agreement has been filed to provide investors with information regarding its terms. It is not intended to provide any other factual information about GGAA, NextTrip or any other party to the Merger Agreement. In particular, the representations, warranties, covenants and agreements contained in the Merger Agreement, which were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts), and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the SEC. Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Merger Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the Merger Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in GGAA’s public disclosures.

Related Agreements

Voting Agreement

At or prior to Closing, the Purchaser shall deliver a copy of a Voting Agreement executed by the Sponsor with respect to the shares held by the Sponsor, in a form reasonably satisfactory to NextTrip.

Lock-Up Agreement

At or prior to Closing, each NextTrip Shareholder will enter into a Lock-Up Agreement with GGAA and the Purchaser Representative in the form reasonably acceptable to the Purchaser Representative and the Seller Representative (each, a “Lock-Up Agreement”), which Lock-Up Agreements will become effective as of the Closing, provided that the Lock-Up Agreement shall not apply to the shares allocated to satisfy the liquidation preference held by NextPlay Technologies, Inc., in respect of its interest in NextTrip Group, LLC, a NextTrip Shareholder.

The foregoing description of the Merger Agreement and the transactions contemplated thereunder does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated and filed on May 24, 2023.and incorporated herein by reference.

Restatement of Previously Issued Financial Statements

In the course of the audit of our financial statements for the year ended December 31, 2022, it was learned that in an inadvertent error, the Company did not maintain an operating account in its name, but rather used an operating account in the name of an affiliate of the Sponsor. Accordingly, the previously issued financial statements had a cash line on the balance sheet representing cash that was thought to be in the Company’s bank account, but rather was in an account in the name of the affiliate of the Sponsor. As a result, Company’s previously issued financial statements for the year ended December 31, 2021 and the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022 were incorrect.

The Company has included restated and corrected financial statements for the period from March 17, 2021 (inception) through December 31, 2021 in “Item 8. Financial Statements.” of this report and in the footnotes thereto has reflected the corrections to the financial statements for the referenced quarterly periods.

In addition, as set forth in “Item 9A. Controls and Procedures.” of this report, as a result of the error, the Company concluded that there are material weaknesses    in its control over financial reporting of the Company’s Cash accounts and Due from related party accounts from a misinterpretation of accounting policies and a failure to segregate their bank accounts. Accordingly, our internal controls over financial reporting were ineffective as of the end of each of the first three calendar quarters of 2022 and December 31, 2022. The Company is taking steps to remediate the material weaknesses, including ensuring that all financial transactions are executed through accounts in the Company’s name.

Effecting Our Initial Business Combination

On May 22, 2023, we entered into the Merger Agreement with NextTrip to consummate a proposed business Combination with NextTrip, as described under “— Proposed Business Combination with NextTrip Holdings, Inc.” If the proposed business combination with NextTrip is not consummated, we may seek to effectuate a business combination with another target business, as described below.

Our Company

We are a blank check company incorporated as a Cayman Islands exempt company on March 17, 2021 and whose business purpose is to effect a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report as our initial business combination.

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

We will seek to capitalize on the key secular industry and geographical themes that are present across the technology company landscape and within the Consumer Internet industry specifically. According to Cisco, the number of internet users globally is projected to grow from $4.7 billion in 2021 to $5.3 billion in 2023, representing a CAGR of 6.2% and a 65%+ global internet penetration rate. Furthermore, COVID-19 lockdowns and mobility restrictions worldwide drove record gains in internet penetration, pointing to the resiliency and long-term growth prospects of the Consumer Internet industry. We expect companies in this industry to continue to benefit from these permanent changes in consumer purchasing habits and the global acceleration of consumers’ time spent online, and will lead to an abundance of target business combination opportunities.

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

Management, Our Sponsor and Board of Directors

Our management team is led by Michael Lahyani, a member and Co-Executive Chairman of our Board of Directors, our Chief Strategy Officer and our President and Eyal Perez, a member and Chairman of our Board of Directors, our Chief Executive Officer and Chief Financial Officer.

Michael Lahyani has been a member and Co-Executive Chairman of our Board of Directors, our Chief Strategy Officer and our President since March 2021, and is the founder and Chief Executive Officer of Property Finder, the first and leading digital real estate and classifieds portal in MENA. Mr. Lahyani also serves as the Chairman of the Board of Directors of Dubicars.com and as a member of the Board of Directors of Hosco.com, Zingat.com and Foxstone.ch, all of which operate in the Consumer Internet industry. Mr. Lahyani began his career at PricewaterhouseCoopers in Geneva, Switzerland in 2002. In 2005, Mr. Lahyani founded Property Finder in Dubai and competed against major newspaper Gulf News, which maintained a dominant position within the real estate classifieds space in the region. In 2007, Mr. Lahyani sold a 51% interest in Property Finder to the ASX-listed REA Group, after which he remained CEO and pivoted the business model towards online channels, creating the first digital real estate marketplace in the MENA region. In 2009, during the Global Financial Crisis, Mr. Lahyani bought out REA Group’s interest in Property Finder and became the sole owner of Property Finder. He eventually led the company to become the number one destination for real estate listings, overtaking Gulf News and well-funded online competitor Dubizzle, which is backed by Euronext-listed Naspers Ltd, a global internet and entertainment group. Mr. Lahyani then helped drive Property Finder’s expansion into Qatar, Bahrain, Egypt, Saudi Arabia and Turkey through organic and inorganic channels. Mr. Lahyani closed a total of five strategic acquisitions, securing the number one position in four of the six markets in which Property Finder operates. In 2019, Mr. Lahyani raised $120 million for Property Finder from General Atlantic at an enterprise valuation of nearly $500 million and is on track to continue growing revenues greater than 30% annually. Property Finder today is EBITDA positive and employs over 450 professionals, including former senior executives from Facebook, Google, Pepsi, P&G and McKinsey & Company. Property Finder has been named Arabian Business Start-Up ’SME of the Year’, SME ‘Online Business of the Year’, the winner of the Frost & Sullivan Middle East Customer Value award and winner/placing in ‘Dubai SME 100’. Mr. Lahyani is also a limited partner in General Atlantic, Sprints Capital and BECO Capital, giving him unique access to their portfolio companies and Founders. Additionally, Mr. Lahyani invests in startup technology companies directly or through Merro, an investment vehicle he co-founded with two partners that invests in online marketplace businesses globally. Mr. Lahyani co-invested alongside General Atlantic when they acquired Hemnet, a proptech company that recently conducted an IPO on the Nasdaq Stockholm stock exchange, and, more recently, Fresha, a well-funded beauty and wellness booking platform and marketplace. Mr. Lahyani was also an early investor in Quinto Andar, a leading rental platform in Brazil recently valued at $4 billion, and Kitopi, a managed cloud kitchen platform in the United Arab Emirates that raised $400 million in July 2021. Mr. Lahyani is a regular speaker at the Harvard Business Conference and the first Endeavor Entrepreneur of the UAE Chapter, a non-profit organization that supports entrepreneurship. He was awarded Middle East CEO of the year in 2016 by CEO Magazine. Mr. Lahyani holds a Bachelor and Master in Business Administration in Finance from HEC Lausanne.

Eyal Perez has been a member and Chairman of our Board of Directors, our Chief Executive Officer and our Chief Financial Officer since March 2021, and is currently the Principal and Founder of Genesis Advisors. Mr. Perez began his career at Bedrock Advisors as a research analyst and portfolio manager running investment portfolios in excess of $3 billion across multiple asset classes. He rose to the level of Executive Vice President and founded Bedrock Group’s asset management arm while driving and overseeing significant growth across the firm’s alternative asset management activities. In this capacity, he oversaw several significant technology-focused pre-IPO investments, including Snapchat (IPO in March 2017), Dropbox (IPO in March 2018), Hortonworks (IPO in December 2014; merger with Cloudera in January 2019) and later-stage investments, including Adyen (IPO in June 2018) and Slack (IPO in June 2019, acquisition by Salesforce in July 2021). After Bedrock Advisors, Mr. Perez founded Genesis Advisors, a hedge fund advisory and seeding firm focusing on special situation investing, alternative asset management and growth equity. At Genesis Advisors, Mr. Perez has raised $1.5 billion in capital from prominent alternative asset allocators acting as Sponsor of various investment vehicles over a five year period. As a prolific proponent of liquid alternatives, he also structured and seeded the first alternative UCITS vehicle for each of TCW Group and Advent Capital Management. Through his extensive network, Mr. Perez has cultivated deep relationships with unique pockets of institutional capital that have shown an appetite to invest across the entire capital structure continuum, from the front-end IPO to later stage PIPE transactions. Mr. Perez holds a Bachelor of Science in Business Administration from HEC Geneva, a Master of Science in Finance from the University of Geneva and is a CAIA® Charterholder.

Cem Habib has served as an independent member of our Board of Directors since December 13, 2021, and has been running his own investment portfolio and advising some of the largest family offices in the world on their global investments since 2016. Mr. Habib has also invested in a number of late-stage online marketplace companies over the past few years that have experienced successful IPOs, including Amwell, AirBNB, DIDI and others. Previously, he was CEO of SB Capital UK Limited, the FCA regulated UK affiliate of Skybridge, a leading boutique investment bank in Central Asia that has executed some of the largest financial advisory and capital markets transactions in the region. He was previously a Partner at Cheyne Capital Management, one of the largest alternative investment managers in Europe, until 2010. Cheyne Capital had acquired AltEdge Capital (UK) Limited, a fund of hedge funds manager, where Mr. Habib was a Principal, Portfolio Manager, Head of Research, Director and member of the Investment Committee. Mr. Habib was one of the founding members of AltEdge in 2001 and has extensive experience in the alternative investment management industry. He started his career in 1996 at the Millburn Corporation, a hedge fund that started trading in 1971 and is one of the longest running alternative investment managers. At Millburn Corporation, Mr. Habib focused on computerized trading systems, holding various positions during his five year tenure at the company. Mr. Habib holds a Bachelor of Arts in International Business and a Bachelor of Science in Finance from the Kogod School of Business, American University in Washington, D.C.

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

On November 9, 2022, we filed a Form 8-K with the SEC announcing the resignations of (i) Mr. Pierre Etienne Lallia and Mr. Massimo Prelz-Oltramonti as board members and (ii) Mr. Simon Baker as a board member (including his position as Co-Executive Chairman of the board) and our Chief Operating Officer and Executive Head of M&A. Mr. Lallia and Mr. Prelz-Oltramonti each served on the board’s audit committee with Mr. Prelz-Oltramonti also serving on the board’s compensation committee and nominating committee. The decisions of Mr. Lallia, Mr. Prelz-Oltramonti and Mr. Baker to resign as, as applicable, our director and/or executive officer, was not the result of any dispute or disagreement with us on any matter relating to our operation, policies or practices. Accordingly, our Board of Directors is currently comprised of three members, including one independent director--Mr. Cem Habib. Mr. Habib serves on the Audit, Compensation and nominating committees and he has been designated as the audit committee’s financial expert.

Initially, we sought to generally comply with the general Nasdaq corporate governance listing standards applicable to U.S. domestic issuers. However, in light of the above resignations and to ensure continued compliance with Nasdaq’s corporate governance rules, we have adopted the following home country practices in accordance with Nasdaq Listing Rule 5615(a)(3):

●	audit committee: As a foreign private issuer we are required to have an audit committee meeting the requirements of Listing Rules 5605(c)(3) and 5605(c)(2)(A)(ii). Listing Rule 5605(c)(3) requires the audit committee to have specified authority and responsibilities and Listing Rule 5605(c)(2)(A)(ii) requires each member to meet the requisite independence standards but neither requires that the audit committee have more than one member. In addition, we intend to add at least one additional audit committee member meeting the requisite independence standards.

●	compensation committee: Rule 5615(a)(3) exempts foreign private issuers from all compensation committee requirements, including the requirement that compensation committee have at least two independent directors each of whom meets the requisite independence standards. We intend to maintain our compensation committee and add an additional member meeting the requisite independence standards.

●	Majority Independent Directors: Subject to possible changes in the composition of our Board of Directors, we are relying on the provisions of Listing Rule 5615(a)(3) to exempt us from the requirement that on or after December 13, 2022 (the one-year anniversary of our Initial Public Offering) a majority of our Board of Directors be comprised of independent directors.

An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We currently do not have any specific business combination under consideration. Our officers and directors have neither individually selected nor considered a target business nor have they had any substantive discussions regarding possible target businesses among themselves or with our underwriter or other advisors. Our management team and Board of Directors are regularly made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination, but we have not (nor has anyone on our behalf) contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to a business combination transaction with our company. Additionally and following termination of the BCA as described above, we have not, nor has anyone on our behalf, taken any substantive measure, directly or indirectly, to identify or locate any suitable acquisition candidate for us, nor have we engaged or retained any agent or other representative to identify or locate any such acquisition candidate.

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

In addition, certain of our officers and directors presently have, and any of them in the future may have fiduciary and contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to his or her fiduciary duties. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our Second A&R Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Second A&R Articles. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest and other income earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was approximately $10.39 per public share as of December 31, 2022. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve any amendment to our memorandum and articles of association then existing (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 13, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our Second A&R Articles would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with the Nasdaq rules.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our Second A&R Articles:

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our Sponsor and each member of our management team have agreed to vote their Founder Shares and public shares in favor of our initial business combination, and Nomura has agreed to vote its Founder Shares in favor of our initial business combination. As a result, we would not need any of the public shares that remain outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our Second A&R Articles:

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

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Second A&R Articles provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until September 13, 2023.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our Second A&R Articles provides that we will have until September 13, 2023 to consummate an initial business combination. If we have not consummated an initial business combination by that date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest and other income earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by September 13, 2023. Our Second A&R Articles provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to consummate an initial business combination by September 13, 2023 (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination by that date).

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our memorandum and articles of association then existing (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 13, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest and other income earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,200,595 held outside the Trust Account as of December 31, 2022, plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the private placement warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be $10.39 as of December 31, 2022. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than approximately $10.39. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. An example of possible instances where we may engage a third-party that refuses to execute a waiver includes the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our income tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of the company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent director would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent director in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $1,200,595 as of December 31, 2022 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we cannot assure you we will be able to return $10.39 per public share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by September 13, 2023, (ii) in connection with a shareholder vote to amend our Second A&R Articles (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 13, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by September 13, 2023, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our Second A&R Articles, like all provisions of our Second A&R Articles, may be amended with a shareholder vote.

Website

Our corporate website address is www.genesisgrowthtech.com. Information contained on our website is not part of this Annual Report on Form 10-K.

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

We may not be able to complete the proposed business combination with NextTrip. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction and may not be able to find additional sources of financing to cover those costs.

In connection with the proposed business combination with NextTrip, we have incurred substantial costs researching, planning and negotiating the transaction. These costs include, but are not limited to, costs associated with securing sources of debt financing, costs associated with employing and retaining third-party advisors who performed the financial, auditing and legal services required to complete the transaction, and the expenses generated by our officers, executives, managers and employees in connection with the transaction. If, for whatever reason, the transactions contemplated by the Merger Agreement fail to close, we will be responsible for these costs, but will have no source of revenue with which to pay them. We may need to obtain additional sources of financing in order to meet our obligations, which we may not be able to secure on the same terms as our existing financing or at all. If we are unable to secure new sources of financing and do not have sufficient funds to meet our obligations, we will be forced to cease operations and liquidate the trust account.

If the proposed business combination with NextTrip fails, it may be difficult to complete a business combination with a new prospective target business, negotiate and agree to a new business combination, and/or arrange for new sources of financing by the end of the Extension Period, particularly in light of the significant public shareholder redemptions we have experienced, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Finding, researching, analyzing and negotiating with NextTrip took a substantial amount of time and effort and was complicated by the fact that 99.6% of our public shareholders elected to redeem their GGAA securities. If the proposed business combination with NextTrip fails for any reason, we may not be able to find, research, negotiate and agree to terms with, and/or arrange for new sources of financing for a business combination with, a new prospective target business during the Extension Period, particularly in light of the significant public shareholder redemptions we have experienced, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company, incorporated under the laws of the Cayman Islands with no operating results, and we commenced operations on December 13, 2021. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

In connection with the Extension EGM and as a result of the redemption of public shares by our public shareholders, es Sponsor owns, on an as-converted basis, approximately 98% of our outstanding ordinary shares. Our Second A&R Articles provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, we would not need any of the public shares that remain outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our Sponsor and each member of our management team to vote in favor of our initial business combination means that we will receive the requisite shareholder approval for such initial business combination.

The redemption by our public shareholders of their shares for cash may have made our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target and may not allow us to complete the most desirable business combination or optimize our capital structure. Due to such increase in the probability that our initial business combination may be unsuccessful, you would have to wait for liquidation in order to redeem your shares.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. As described above, as a result of our public shareholders electing to exercise their redemption rights for approximately 99.6% of our public shares in connection with the Extension EGM, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. In addition, given such a substantial number of shareholders have exercised their redemption rights, we will need to arrange for additional third-party financing for any initial business combination. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. Further, if our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination by September 13, 2023, our public shareholders may receive only approximately $10.39 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

As a result of our public shareholders electing to exercise their redemption rights for approximately 99.6% of our public shares in connection with the Extension EGM, we believe that the net proceeds of our Initial Public Offering and the sale of the private placement warrants will be insufficient to allow us to complete our initial business combination. Accordingly, we will be required to seek additional financing in order to complete any proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination by September 13, 2023, our public shareholders may receive only approximately $10.39 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

The requirement that we consummate an initial business combination by September 13, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by September 13, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to September 13, 2023. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the direct and indirect impacts of the COVID-19 pandemic and the status of debt and equity markets.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. The U.S. Federal Reserve increased interest rates starting in March 2022 and additional increases are expected to continue. Mounting inflationary cost pressures and recessionary fears have negatively impacted the U.S. and global economy. As a result of all of the foregoing, the business of any potential target business with which we consummate a business combination could be materially and adversely affected.

In addition, our ability to consummate a transaction will be dependent on the ability to raise equity and debt financing which is likely to be impacted by the above events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Finally, the above events may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

We may not be able to consummate an initial business combination by September 13, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.39 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and consummate an initial business combination by September 13, 2023. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets, which could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the direct and indirect impacts of the COVID-19 pandemic, including related economic impacts, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not consummated an initial business combination by September 13, 2023, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest and other income earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our Second A&R Articles provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.39 per public share, or less than $10.39 per public share, on the redemption of their shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.39 per public share” and other risk factors herein.

–If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business – Business Strategy – Effecting Our Initial Business Combination – Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our memorandum and articles of association then existing (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 13, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination by September 13, 2023, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by September 13, 2023, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units are listed on the Nasdaq and our Class A ordinary shares and warrants that have been separated also trade on the Nasdaq. Although we meet the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will continue to be, listed on the Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on the Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders).

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Second A&R Articles provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.39 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination by September 13, 2023, our public shareholders may receive only approximately $10.39 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.39 per public share” and other risk factors herein.

If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate until September 13, 2023, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of our Initial Public Offering and the sale of the private placement warrants, only approximately $1,200,595 is available to us outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our Sponsor, its affiliates or members of our management team will be sufficient to allow us to operate until September 13, 2023; however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we may use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not consummated our initial business combination by September 13, 2023 because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.39 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.39 per public share” and other risk factors herein.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.39 per public share.

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

Upon redemption of our public shares, if we have not consummated an initial business combination by September 13, 2023, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, due to claims of such creditors, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account. Pursuant to the letter agreement the form of which is filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-261248) that was initially filed on November 19, 2021 (the “IPO Registration Statement”), our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our income tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of the company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our income tax obligations, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per public share.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our memorandum and articles of association then existing (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 13, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination by September 13, 2023, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination by September 13, 2023, our public shareholders may receive only approximately $10.39 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

If we have not consummated an initial business combination by September 13, 2023, our public shareholders may be forced to wait beyond such period before redemption from our Trust Account.

If we have not consummated an initial business combination by September 13, 2023, the proceeds then on deposit in the Trust Account, including interest and other income earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our Second A&R Articles prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond September 13, 2023 before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our memorandum and articles of association then existing, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our memorandum and articles of association then existing. Our Second A&R Articles provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

We may pursue business combination opportunities in any sector, except that we will not, under our Second A&R Articles, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination by September 13, 2023, our public shareholders may receive only approximately $10.39 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our Second A&R Articles. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Second A&R Articles will authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Founder Shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. There currently are 474,700,000 and 43,675,000 authorized but unissued Class A ordinary shares and Founder Shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Founder Shares, if any. The Founder Shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our Second A&R Articles. There are currently no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our Second A&R Articles provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our Second A&R Articles, like all provisions of our Second A&R Articles, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination by September 13, 2023, our public shareholders may receive only approximately $10.39 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination by September 13, 2023, our public shareholders may receive only approximately $10.39 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

In addition, our Sponsor, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours during the period in which we are seeking an initial business combination. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our Second A&R Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Officers and Corporate Governance,” “Item 10. Directors, Officers and Corporate Governance - Conflicts of Interest” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors, initial shareholders or other affiliates. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management - Conflicts of Interest.” Our Sponsor, officers and directors may Sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Proposed Business - Effecting Our Initial Business Combination - Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by our independent director. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors, initial shareholders or other affiliates, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers, directors and other affiliates will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On May 26, 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,187,500 Founder Shares, par value $0.0001. On September 20, 2021, our Sponsor surrendered an aggregate of 1,437,500 Founder Shares to the Company’s capital for no consideration, resulting in the Sponsor holding an aggregate of 5,750,000 Founder Shares. On December 3, 2021, our Sponsor agreed to transfer to Nomura an aggregate of 431,250 Founder Shares at the Sponsor’s original purchase price. On December 8, 2021, we effected a share capitalization pursuant to which we issued an additional 575,000 Founder Shares to our Sponsor and we also agreed to transfer to Nomura an additional 43,125 Founder Shares. As a result, our Sponsor holds 5,850,625 Founder Shares and Nomura holding 474,375 Founder Shares. Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount contributed to the company by the number of Founder Shares issued. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor has purchased an aggregate of 8,875,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant, resulting in total proceeds to us of $8,875,000, in a private placement that closed simultaneously with the IPO Closing Date. If we do not consummate an initial business combination by September 13, 2023, the private placement warrants will expire worthless. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration and shareholder rights agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial business combination. Any such amendments or waivers would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as September 13, 2023 nears, which is the deadline for our consummation of an initial business combination.

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

Our Second A&R Articles does not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our memorandum and articles of association then existing or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Second A&R Articles will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreements will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreements with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

In connection with the Extension EGM and as a result of the redemption of public shares by our public shareholders, our Sponsor owns, on an as-converted basis, approximately 98% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our memorandum and articles of association then existing. If our Sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

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

Our warrants were issued in registered form under warrant agreements between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreements provide that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreements to the description of the terms of the warrants and the warrant agreements set forth in the IPO Registration Statement, or defective provision (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreements or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreements as the parties to the warrant agreements may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 65% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreements with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreements designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

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

As we are a “foreign private issuer” and follow certain home country corporate governance practices, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all Nasdaq corporate governance requirements.

We are a “foreign private issuer” as defined in Rule 3b-4 under the Exchange Act and Rule 405 under the Securities Act. As a “foreign private issuer,” we have the option to follow certain home country corporate governance practices rather than those of Nasdaq, provided that we disclose the requirements that we are not following and describe the home country practices that we are following. As a “foreign private issuer,” we are relying on Rule 5615(a)(3) of the Nasdaq rules to exempt us from: (i) the requirement that on or after December 13, 2022 (the one-year anniversary of the IPO) a majority of our Board of Directors be comprised of independent directors, (ii) the audit committee requirement to have at least three independent directors (each of whom must meet the requisite independence standard) and (iii) the compensation committee requirement to have at least two independent directors (each of whom must meet the requisite independence standards). As a result, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all Nasdaq corporate governance requirements.

On November 9, 2022, we filed with the SEC a Current Report on Form 8-K disclosing that, on November 8, 2022, our Board of Directors accepted the resignations of (i) Mr. Pierre Etienne Lallia and Mr. Massimo Prelz-Oltramonti as board members and (ii) Mr. Simon Baker as a board member (including his position as Co-Executive Chairman of the board) and as Chief Operating Officer and Executive Head of M&A. Mr. Lallia and Mr. Prelz-Oltramonti each served on the board’s audit committee with Mr. Prelz-Oltramonti also serving on the board’s compensation committee and nominating committee. The decisions of Mr. Lallia, Mr. Prelz-Oltramonti and Mr. Baker to resign as, as applicable, a director and executive officer (in the case of Mr. Baker), was not the result of any dispute or disagreement with the Company on any matter relating to our operation, policies or practices. Following these resignations, our Board of Directors comprises three members, including one independent director — Mr. Cem Habib. Mr. Habib serves on the Audit, Compensation and nominating committees, and our Board of Directors has designated Mr. Habib as the audit committee’s financial expert.

Three directors (including two independent directors) recently departed from our Board of Directors, resulting in our Board of Directors having only one independent director, increasing the burden on the remaining board members (particularly the sole independent director), and making it more difficult for us to attract new directors to our Board of Directors, particularly given the limited remaining time for us to complete our initial business combination.

On November 8, 2022, our Board of Directors accepted the resignations of two independent directors (Mr. Pierre Etienne Lallia and Mr. Massimo Prelz-Oltramonti) and one executive director (Mr. Simon Baker). Each of these directors resigned for personal reasons, including no longer wanting to undertake the responsibilities required as a director of a publicly listed company, and, as confirmed by each departing director, not as a result of any dispute or disagreement with us or our Board of Directors on any matter relating to our operation, policies or practices. Our Board of Directors currently comprises three members, with only one independent director — Mr. Cem Habib. As a result of these departures, the burden on the remaining directors has increased. For example, Mr. Habib serves as the sole member of our audit committee, as well as our compensation and nominating committees. These departures, together with the limited expected life of our Company prior to completing any initial business combination and general market conditions, may make it more difficult for us to attract potential new directors.

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

Our corporate affairs are governed by our Second A&R Articles, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Conyers Dill & Pearman LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our Second A&R Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our Second A&R Articles contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Founder Shares, which have been issued to our Sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Investors should not place undue reliance on Nomura previously acting as our financial advisor in connection with a potential business combination.

Nomura has taken various actions to avoid being associated with the disclosure or underlying business analysis related to the BCA and related transactions. Effective June 11, 2022, Nomura resigned as our financial advisor with respect to any business combination and waived its rights to the payment of any transaction fee, tail transaction fee or expense reimbursement under the related engagement letter with us. The resignation was not the result of any dispute or disagreement or any matter relating to our operations, policies, procedures or practices and no additional financial advisory fees or consideration has been given to Nomura since its resignation. While acting as our financial advisor, Nomura did not provide any financial or valuation analysis in connection with the BCA and related transactions.

On October 7, 2022, Nomura delivered a notice to the SEC, pursuant to Section 11(b)(1) of the Securities Act, prospectively disclaiming responsibility for the proposed prospectus/proxy statement intended to be filed in relation to the BCA. On January 26, 2023, Nomura also waived its $13.9 million deferred underwriting commission in relation to our Initial Public Offering that would otherwise be payable in connection with the closing of any business combination. We understand that (i) the SEC has received similar Section 11(b)(1) letters from Nomura and other investment banks in connection with other business combination transactions involving special purpose acquisition companies and (ii) other investment banks involved in the IPO of these companies have similarly waived the deferred portion of their IPO-related commissions.

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

Any potential business combination with a foreign target company may be delayed or ultimately prohibited and we may not be able to complete such potential business combination since it may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Any potential business combination with a foreign target company may be subject to regulatory review and approval requirements by governmental entities, which may cause such business combination to be delayed or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. If CFIUS determines that an investment threatens national security, CFIUS has the power to impose restrictions on the investment or recommend that the President prohibit and/or unwind it. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, the nationality of the parties, the level of beneficial ownership interest and the nature of any information or governance rights involved.

It is noted that (i) we are a Cayman Islands exempted company and a foreign private issuer (for U.S. securities law purposes), (ii) our Sponsor is a Cayman Islands limited liability company whose sole member is a non-U.S. person and our largest shareholder and (iii) following any potential business combination, it is likely that our Sponsor will be a significant shareholder of the post-combination company. In the event that a potential business combination may be subject to or impacted by a CFIUS review, we may determine to submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay any proposed business combination, or impose conditions with respect to it, which may delay or prevent us from consummating such business combination.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals by September 13, 2023 may force us to liquidate. If we are unable to consummate a business combination by September 13, 2023, including as a result of extended regulatory review, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of our public shares, at a per-share price, payable in cash equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish our public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from any business combination and the chance of realizing any future gains in the value of such investment. Additionally, there will be no redemption rights or liquidating distributions with respect to outstanding warrants, which will expire worthless if we fail to complete an initial business combination by September 13, 2023. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than $10.39 per share.

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

Holders

At June 15, 2023, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 2 holders of record of our Founder Shares, 1 holder of record of our public warrants and 1 holder of record of our private placement warrants.

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

Use of Proceeds

On the IPO Closing Date, we consummated our Initial Public Offering of 22,000,000 units. On December 21, 2021, we issued an additional 3,300,000 units in connection with Over-Allotment Option. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of approximately $253 million.

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

From March 17, 2021 (inception) through the IPO Closing Date, the Company incurred offering costs of approximately $19.0 million, of which $12.1 million was for deferred underwriting fees for costs relating to the Initial Public Offering. In connection with the IPO Closing Date, the Company paid a total of approximately $2.5   million in underwriting discounts and commissions. In addition, the underwriters agreed to defer approximately $13.9 million in underwriting discounts and commissions. On the IPO Closing Date, a total of $453,077 was repaid to our Sponsor out of the proceeds from our Initial Public Offering that was borrowed under the promissory note with our Sponsor. There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our final prospectus filed with the SEC on December 13, 2021.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $13.9 million) and offering expenses, the total net proceeds from our Initial Public Offering and the sale of the private placement warrants were approximately $258.6 million, of which approximately $253 million (or $10.00 per unit sold in our Initial Public Offering) was placed in the Trust Account.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Genesis Growth Tech Acquisition Corp.,” “our,” “us” or “we” refer to Genesis Growth Tech Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.

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

As indicated in the accompanying financial statements, as of December 31, 2022, we had a working capital deficit of approximately $4.1 million. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Recent Developments

See “Item1. Business. – Recent Developments” above.

Results of Operations

Our entire activity since inception up to December 31, 2022 was in preparation for our formation and our initial public offering, and, subsequent to our initial public offering, identifying a target company for a business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2022, we had net income of approximately $338,000, which consisted of income from investments held in the Trust Account of approximately $3.6 million, offset by general and administrative expenses of approximately $3.2 million and $120,000 in general and administrative expenses for related party.

For the period from March 17, 2021 (inception) through December 31, 2021, we had net loss of approximately $109,000, which consisted of general and administrative expenses of approximately $100,000, approximately $10,000 in general and administrative expenses for related party; offset by income from investments held in the Trust Account of approximately $1,000.

Liquidity and Capital Resources

Prior to the completion of our Initial Public Offering, our liquidity needs were satisfied through (i) $25,000 paid by our Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares to our Sponsor and (ii) the receipt of a loan of up to $500,000 from our Sponsor under the Note. Prior to the completion of our Initial Public Offering, we borrowed approximately $453,000 under the Note, which was fully repaid in March 2022. The net proceeds from (i) the sale of the units in our Initial Public Offering, after deducting non-reimbursed offering expenses of approximately $738,000, underwriting commissions of $2,530,000 (excluding deferred underwriting commissions of $13,915,000), and (ii) the sale of the Private Placement Warrants for a purchase price of $8,875,000 was $258,645,000. Of that amount, $257,148,600 was held in the Trust Account as of December 31, 2022, which included the deferred underwriting commissions described above. In connection with the Extension EGM and as a result of the redemption of public shares by our public shareholders, approximately $1.2 million remained in the Trust Account as of December 31, 2022. The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

Prior to the completion of our initial Business Combination, we have available to us the $1,200,595 of proceeds held outside the Trust Account, as well as certain funds from loans from our Sponsor, its affiliates or members of our management team. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

As a result of our public shareholders electing to exercise their redemption rights for approximately 99.6% of our public shares in connection with the Extension EGM, we will need to obtain additional financing to complete our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we have not consummated our initial Business Combination by September 13, 2023 because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

Based on the foregoing, we believe that we will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors to meet our needs through the consummation of a Business Combination. However, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that liquidity needs, the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 13, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

The underwriter of our Initial Public Offering, Nomura, was entitled to an underwriting discount of $0.10 per Unit, or $2.5 million in the aggregate (including over-allotment), of which $2.2 million was paid upon the closing of the Initial Public Offering and $0.3 million was paid upon the exercise of the over-allotment option. In addition, $0.55 per unit, or $13.9 million in the aggregate, was to be payable to Nomura for deferred underwriting commissions. On January 26, 2023, Nomura waived its right to receive such $13.9 million of deferred underwriting commissions.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 at inception.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

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

Item 8. Financial Statements and Supplementary Data.

GENESIS GROWTH TECH ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 206)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from March 17, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from March 17, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from March 17, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Genesis Growth Tech Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Genesis Growth Tech Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from March 17, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 17, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Correction of Misstatements

As discussed in Note 2 to the financial statements, the 2021 financial statements have been restated to correct certain misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2023.

Houston, Texas

June 20, 2023

GENESIS GROWTH TECH ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2022	2021 (Restated)
Assets:
Current assets:
Due from related party	$1,200,595	$2,325,000
Prepaid expenses	208,721	44,133
Total current assets	1,409,316	2,369,133
Investments held in Trust Account	262,960,151	256,795,678
Total Assets	$264,369,467	$259,164,811

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$2,303,503	$319,628
Accrued expenses	675,727	94,742
Note payable - related party	2,530,000	228,077
Deferred underwriting commissions – current	13,915,000	-
Total current liabilities	19,424,230	642,447
Deferred underwriting commissions	-	13,915,000
Total Liabilities	19,424,230	14,557,447

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 25,300,000 shares at redemption value of approximately $10.39 and $10.15 per share at December 31, 2022 and 2021, respectively	262,860,151	256,795,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,325,000 shares issued and outstanding	633	633
Additional paid-in capital	-	-
Accumulated deficit	(17,915,547)	(12,188,269)
Total shareholders’ deficit	(17,914,914)	(12,187,636)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$264,369,467	$259,164,811

The accompanying notes are an integral part of these financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2022	For the Period from March 17, 2021 (Inception) through December 31, 2021 (Restated)
General and administrative expenses	$3,176,600	$100,069
General and administrative expenses - related party	120,000	10,000
Loss from operations	(3,296,600)	(110,069)
Other income:
Paid-in-kind interest income on investments held in Trust Account	3,634,473	678
Total other income	3,634,473	678
Net income (loss)	$337,873	$(109,391)

Weighted average Class A ordinary shares - basic and diluted	25,300,000	1,566,552
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.01	$(0.02)
Weighted average Class B ordinary shares - basic and diluted	6,325,000	4,203,707
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.01	$(0.02)

The accompanying notes are an integral part of these financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM MARCH 17, 2021
(INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - March 17, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	6,325,000	633	24,367	-	25,000
Sale of IPO units	25,300,000	2,530	-	-	252,997,470	-	253,000,000
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	8,875,000	-	8,875,000
Offering and underwriting costs	-	-	-	-	(17,183,245)	-	(17,183,245)
Common shares subject to redemption	(25,300,000)	(2,530)	-	-	(256,792,470)	-	(256,795,000)
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	12,078,878	(12,078,878)	-
Net loss	-	-	-	-	-	(109,391)	(109,391)
Balance - December 31, 2021 (Restated)	-	-	6,325,000	633	-	(12,188,269)	(12,187,636)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(6,065,151)	(6,065,151)
Net income	-	-	-	-	-	337,873	337,873
Balance - December 31, 2022	-	$-	6,325,000	$633	$-	$(17,915,547)	$(17,914,914)

The accompanying notes are an integral part of these financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2022	For The Period From March 17, 2021 (Inception) Through December 31, 2021 (Restated)
Cash Flows from Operating Activities:
Net income (loss)	$337,873	$(109,391)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Paid-in-kind interest income on investments held in Trust Account	(3,634,473)	(678)
Changes in operating assets:
Prepaid expenses	(164,588)	(44,133)
Accounts payable	1,983,875	96,888
Accrued expenses	580,985	24,742
Net cash used in operating activities	(896,328)	(32,572)

Cash Flows from Investing Activities:
Due from related party	1,124,405	(2,325,000)
Deposits in Trust Account	(2,530,000)	(256,795,000)
Net cash used in investing activities	(1,405,595)	(259,120,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(228,077)	(200,000)
Proceeds from note payable to related party	2,530,000	453,077
Proceeds received from private placement	-	8,875,000
Proceeds received from initial public offering, gross	-	253,000,000
Offering costs paid	-	(2,975,505)
Net cash provided by financing activities	2,301,923	259,152,572

Net change in cash	-	-

Cash - beginning of the period	-	-
Cash - end of the period	$-	$-

Supplemental disclosure of noncash financing activities:
Offset of promissory note by related party in exchange for private placement	$-	$25,000
Offering costs included in accounts payable	$-	$222,740
Offering costs included in accrued expenses	$-	$70,000
Deferred underwriting commissions	$-	$13,915,000
Extension funds attributable to common stock subject to redemption	$2,530,000	$-
Initial classification of common stock subject to redemption	$-	$256,795,000
Accretion of common stock subject to redemption	$6,065,151	$-

The accompanying notes are an integral part of these financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 17, 2021 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from the proceeds derived from the Initial Public Offering and placed in a Trust Account (as defined below).

The Company’s sponsor is Genesis Growth Tech LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 8, 2021. On December 13, 2021, the Company consummated its Initial Public Offering of 22,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $220.0 million and incurring offering costs of approximately $19.0 million, of which $12.1 million was for deferred underwriting fees for costs relating to the Initial Public Offering. The Company granted the underwriters a 45-day option to purchase up to an additional 3,300,000 Units at the Initial Public Offering price to cover over-allotments. On December 21, 2021, the underwriters pursuant to the full exercise of the over-allotment option, purchased an 3,300,000 Units. The over-allotment units were sold at the offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $33.0 million. The Company incurred additional offering costs of approximately $2.1 million in connection with the over-allotment, of which approximately $1.8 million was for deferred underwriting commissions (see Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 8,050,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $8.1 million. In connection with the full exercise of the over-allotment option on December 21, 2021, the Sponsor purchased an additional 825,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating additional gross proceeds to the Company of $825,000 (Note 5).

Upon the closing of the Initial Public Offering, the over-allotment and the Private Placement, $253 million (or $10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, the over-allotment and the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and will invest only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest and other income earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, and up to $100,000 for dissolution costs, the proceeds from the Initial Public Offering, the over-allotment and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of an initial Business Combination, (ii) the redemption of the Company’s public shares if the Company does not complete an initial Business Combination within the Combination Period (as defined below), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association.

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The Company will provide holders (the “Public Shareholders”) of its Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest and other income earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s income taxes, if any, divided by the number of the then-outstanding Public Shares, subject to the limitations described herein. As of December 31, 2022, the amount in the Trust Account (including deferred underwriting compensation) was $10.29 per Public Share.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s memorandum and articles of association then in existence. In accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Given that the Public Shares was issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity was the allocated amount of the proceeds. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company will elect to recognize the changes in redemption value immediately. The change in redemption value was recognized as a one-time charge against additional paid-in capital (to the extent available) and accumulated deficit. The Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place. Additionally, each Public Shareholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination.

Notwithstanding the foregoing, the Company’s second amended and restated memorandum and articles of association (the “Second A&R Articles”) provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined in Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, without the prior consent of the Company.

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Pursuant to the terms of the Company’s memorandum and articles of association then existing , in order to extend the period of time to consummate an initial Business Combination, the Sponsor deposited $2,530,000 into the Trust Account on December 9, 2022, for a three-month extension expiring on March 13, 2023. On February 22, 2023, the shareholders approved the proposal to amend the amended and restated memorandum and articles of association to extend the deadline to complete an initial Business Combination from March 13, 2023 to September 13, 2023. The Company has until 21 months from the closing of the Initial Public Offering, or September 13, 2023 (the “Combination Period”), to consummate the initial Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest and other income earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Company’s Sponsor, executive officers, directors and director nominees (the “initial shareholders”) agreed not to propose any amendment to the Second A&R Articles (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination by September 13, 2023 or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest and other income earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of the then-outstanding Public Shares.

The Sponsor, officers and directors agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amount will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Proposed Business Combination and Termination

On August 22, 2022, the Company, and Biolog-ID, a société anonyme organized under the laws of France (“Biolog-id”), signed a memorandum of understanding (the “MoU”) with respect to the contemplated merger of the Company with and into Biolog-id (the “Merger”) with Biolog-id as the continuing company following closing of the Merger and related transactions pursuant to the Business Combination Agreement in the form attached to the MoU. Under French law, no commitment with respect to the proposed Merger could be agreed prior to Biolog-id completing the consultation process with its social and economic committee (comité social et économique) (the “Works Council”). Biolog-id completed the Works Council consultation process and on August 26, 2022, the Company and Biolog-id entered into a Business Combination Agreement (the “BCA”).

By virtue of the Merger, each Company ordinary share issued and outstanding immediately prior to the effective time of the Merger (after giving effect to specified events) would be automatically cancelled and extinguished and exchanged for a number of ordinary shares of Biolog-id (received in the form of American Depositary Shares, as determined in accordance with the exchange ratio described in the BCA. The terms of the BCA, containing customary representations and warranties, covenants, closing conditions, and other terms relating to the Merger and the other transactions contemplated thereby, are summarized in the Company’s Current Reports on Form 8-K filed with the SEC on August 23, 2022 and August 26, 2022.

Effective March 6, 2023 and in accordance with Section 7.1(a) of the BCA, the Company and Biolog-id mutually agreed to terminate the BCA, pursuant to a termination agreement by and between the Company and Biolog-id (the “Termination Agreement”). Under the Termination Agreement, the Company waived and released all claims, obligations, liabilities and losses against Biolog-id and its Company Non-Party Affiliates (as defined therein), and Biolog-id waived and released all claims, obligations, liabilities and losses against the Company and its SPAC Non-Party Affiliates (as defined therein), arising or resulting from or relating to, directly or indirectly, the BCA, any other transaction documents, any of the transactions contemplated by the BCA or any other transaction documents, except for any terms, provisions, rights or obligations that expressly survive the termination of the BCA or set forth in the Termination Agreement.

Going Concern Consideration

As of December 31, 2022, the Company had a working capital deficit of approximately $4.1 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 5) and a loan from the Sponsor of approximately $453,000 under the Note (as defined in Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement Warrants held outside of the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds under the Working Capital Loans (as defined and described in Note 5) as needed.

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 13, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In the Company’s previously issued financial statements, the Company reported an Affiliate of the Company’s Sponsor (“Affiliate”) cash account as their own, on certain financial statements’ balance sheets issued for the 10-K filed for the year ended December 31, 2021, and 10-Q reports filed on March 31, 2022, June 30, 2022 & September 30, 2022. Management initially set up bank accounts in the name of the Affiliate for the benefit of the Company and believed that this would allow for recording of the cash as the Company’s cash. During the Company’s Initial Public Offering on December 9, 2021, operating accounts for the Company were funded to the Affiliate’s bank account, referenced above, instead of a bank account directly belonging to the Company. The Company has paid for all expenses since IPO through this Affiliate bank account through June 2023.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were quantitively material to previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity.

As a result, the Company restated its previously filed financial statements to classify all of its Cash to Due from related party. The Company is reporting the restatement of those periods in this Quarterly Report.

Impact of the Restatement

The impact of the error of misclassification of cash, resulted in a reclass of Cash to Due from related party on the Balance Sheets and Statements of Cash Flows contained in the reports for the dates ended December 31, 2021 (per Form 10K filed on April 15, 2022), March 31, 2022 (per Form 10Q filed on May 16, 2022), June 30, 2022 (per Form 10Q/A filed on September 23, 2022,) and September 30, 2022 (per form 10Q filed on November 15, 2022). There were no impacts to the Statement of Operations or Statements of Changes in Shareholders’ Equity.

	As Reported	Adjustment	As Restated
Balance Sheet as of December 31, 2021
Cash	$2,325,000	$(2,325,000)	$—
Due from related party	—	2,325,000	2,325,000
Statements of Cash Flows for the year ended December 31, 2021
Due from related party	—	2,325,000	2,325,000
Cash provided investing activities	(256,795,000)	(2,325,000)	259,120,000
Net change of cash	2,325,000	(2,325,000)	—
Ending cash	2,325,000	(2,325,000)	—

	As Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2022
Cash	$1,832,357	$(1,832,357)	$—
Due from related party	—	1,832,357	1,832,357
Statements of Cash Flows for the period ended March 31, 2022
Due from related party	—	1,832,357	1,832,357
Cash provided investing activities	—	1,832,357	1,832,357
Beginning cash	2,325,000	(2,325,000)	—
Net change of cash	(492,643)	492,643	—
Ending cash	1,832,357	(1,832,357)	—

	As Reported	Adjustment	As Restated
Balance Sheet as of June 30, 2022
Cash	$1,521,136	$(1,521,136)	$—
Due from related party	—	1,521,136	1,521,136
Statements of Cash Flows for the period ended June 30, 2022
Due from related party	—	1,521,136	1,521,136
Cash provided investing activities	—	1,521,136	1,521,136
Beginning cash	2,325,000	(2,325,000)	—
Net change of cash	(803,864)	803,864	—
Ending cash	1,521,136	(1,521,136)	—

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

	As Reported	Adjustment	As Restated
Balance Sheet as of September 30, 2022
Cash	$1,338,005	$(1,338,005)	$—
Due from related party	—	1,338,005	1,338,005
Statements of Cash Flows for the period ended September 30, 2022
Due from related party	—	1,338,005	1,338,005
Cash provided investing activities	—	1,338,005	1,338,005
Beginning cash	2,325,000	(2,325,000)	—
Net change of cash	(986,995)	986,995	—
Ending cash	1,338,005	(1,338,005)	—

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Interest is received through the issuance of additional U.S. government treasury obligations and recorded as paid-in-kind interest income in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The balance shown in the Trust Account at December 31, 2022 is inclusive of $2,530,000 in cash deposit related to an extension payment from Sponsor.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 25,300,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The tables below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For The Year Ended December 31, 2022		For The Period From March 17, 2021 (Inception) Through December 31, 2021 (Restated)
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of Net income (loss)	$270,298	$67,575	$(29,698)	$(79,693)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	25,300,000	6,325,000	1,566,552	4,203,707
Basic and diluted net income (loss) per ordinary share	$0.01	$0.01	$(0.02)	$(0.02)

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 at inception.

In June 2022, the FASB issued ASU No. 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain fin20ancial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 at inception.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INITIAL PUBLIC OFFERING

On December 13, 2021, the Company consummated its Initial Public Offering of 22,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $220.0 million, and incurring offering costs of approximately $19.0 million, of which $12.1 million was for deferred underwriting fees for costs relating to the Initial Public Offering . On December 21, 2021, the underwriters, pursuant to the full exercise of the over-allotment option, purchased 3,300,000 Units. The over-allotment units were sold at the offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $33.0 million. The Company incurred additional offering costs of approximately $2.1 million in connection with the over-allotment, of which approximately $1.8 million was for deferred underwriting commissions (see Note 6).

Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 5 - RELATED PARTY TRANSACTIONS

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

The Company determined that the excess of the fair value of the Founder Shares acquired by Nomura from the Sponsor over the price paid by Nomura should be recognized as an offering cost by the Company in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offerings.” The allocated portion of the additional offering cost associated with the Class A ordinary shares was charged to the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

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

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Promissory Note - Related Party

The Sponsor agreed to loan the Company up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, dated May 26, 2021, and amended on October 26, 2021, (the “Note”). This loan was non-interest bearing and payable on the earlier of March 31, 2022, or the completion of the Initial Public Offering. As of the date of the Initial Public Offering, the Company had borrowed approximately $453,000 under the Note. In December 2021, subsequent to the Initial Public Offering, the Company repaid $200,000 on the Note and also offset the $25,000 receivable related to the Private Placement Warrants against the Note. As a result, as of December 31, 2021, the Company had approximately $228,000 outstanding on the Note, which was due upon demand. In March 2022, the Company repaid the remaining balance of the Note to the Sponsor. As of December 31, 2022, the Company had no outstanding balance under the Note.

On December 9, 2022, in connection with the extension of the deadline for the Company to complete its initial business combination to March 13, 2023, the Sponsor funded an extension payment for $2,530,000 into the Trust Account. This amount is non-interest bearing and payable on the completion of the Business Combination. The funds were deposited directly into trust account.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to it. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

On December 8, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month through the earlier of the consummation of the initial Business Combination and the Company’s liquidation. For the year ended December 31, 2022 and the period from March 17, 2021 (inception) through December 31, 2021, the Company incurred expenses of $120,000 and $10,000, respectively, under this agreement. As of December 31, 2022 and 2021, the Company had an outstanding balance of $130,000 and $10,000 under this agreement, respectively, which is included in “Accrued expenses” on the accompanying balance sheets.

Due from Related Party

As of December 31, 2022 and 2021, the Company had a balance of $1,200,595 and $2,325,000, respectively, due from a related party to support the Company's operations. The balance is unsecure and non-interest bearing.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.10 per Unit, or $2.5 million in the aggregate, paid upon the closing of the Initial Public Offering (including over-allotment). In addition, $0.55 per unit, or $13.9 million in the aggregate, will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On January 26, 2023, the underwriter agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amount will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

Risks and Uncertainties

Management also continues to evaluate the impact of the volatility and disruptions in the financial markets caused by, among other things, the ongoing conflict in Ukraine, rising interest rates and mounting inflationary cost pressures and recessionary fears. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

NOTE 7 - SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, and such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 25,300,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying balance sheet.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. As of December 31, 2022 and 2021, there were 6,325,000 Class B ordinary shares issued and outstanding, which amounts have been retroactively restated to reflect the share surrender on September 20, 2021, and the share capitalization on December 8, 2021, as discussed in Note 5.

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

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Warrants - As of December 31, 2022 and 2021, 12,650,000 Public Warrants and 8,875,000 Private Placement Warrants were outstanding.

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

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 8 - Fair Value Measurements

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

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy:

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund (1)	$262,960,151	$-	$-

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$256,795,678	$-	$-

(1)	This balance includes cash deposited for an extension payment of $2,530,000.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the period from March 17, 2021 (inception) through December 31, 2022.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred through the date the financial statements were available to be issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustments or disclosure in the financial statements.

On January 26, 2023, Nomura waived its right to receive such $13.9 million of deferred underwriting commissions.

On February 22, 2023, the shareholders approved the proposal to amend the Company’s amended and restated memorandum and articles of association, by way of special resolution, in the form of the Second A&R Articles  to extend the deadline from March 13, 2023 to September 13, 2023 (“Extension Amendment Proposal”). In addition, the shareholders also approved the proposal to amend the Company’s amended and restated memorandum and articles of association, by way of special resolution, in the form of the Second A&R Articles, to delete: (i) the limitation on share repurchases prior to the consummation of a business combination that would cause the Company’s net tangible assets to be less than $5,000,001 following such repurchases; (ii) the limitation that the Company shall not consummate a business combination if it would cause its net tangible assets to be less than $5,000,001; and (iii) the limitation that the Company shall not redeem any public shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions.

In connection with the Extension Amendment Proposal, shareholders elected to redeem 25,198,961 Class A ordinary shares in the Company, representing approximately 99.6% of the issued and outstanding Class A ordinary shares in the Company, for a pro rata portion of the funds in the Company’s trust account. As a result, $263,325,414 (approximately $10.45 per share) was debited from the Company’s trust account to pay such holders.

Effective March 6, 2023 and in accordance with Section 7.1(a) of the BCA, the Company and Biolog-id mutually agreed to terminate the BCA, pursuant to a termination agreement by and between the Company and Biolog-id (the “Termination Agreement”). Under the Termination Agreement, the Company waived and released all claims, obligations, liabilities and losses against Biolog-id and its Company Non-Party Affiliates (as defined therein), and Biolog-id waived and released all claims, obligations, liabilities and losses against the Company and its SPAC Non-Party Affiliates (as defined therein), arising or resulting from or relating to, directly or indirectly, the BCA, any other transaction documents, any of the transactions contemplated by the BCA or any other transaction documents, except for any terms, provisions, rights or obligations that expressly survive the termination of the BCA or set forth in the Termination Agreement.

On May 22, 2023, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GGAC Merger Sub, Inc., a Florida corporation and newly formed wholly-owned subsidiary of the Company (“Merger Sub”), Eyal Perez, solely in his capacity as the representative from and after the effective time of the Merger (as defined below) (the “Effective Time”) for the shareholders of the Company (other than the NextTrip Shareholders (as defined below)) (the “Purchaser Representative”), NextTrip Holdings, Inc., a Florida corporation (“NextTrip”), and William Kerby, solely in his capacity as the representative from and after the Effective Time for NextTrip’s Shareholders (the “Seller Representative”).

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into NextTrip (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with NextTrip continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Company. In the Merger, (i) all shares of NextTrip capital stock (together, “NextTrip Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive the Merger Consideration (as defined below); and (ii) each outstanding NextTrip security convertible into NextTrip Stock, if not exercised or converted prior to the Effective Time, will be cancelled, retired and terminated and cease to represent a right to acquire, be exchanged for or convert into NextTrip Stock or Merger Consideration (as defined below).

The Merger Agreement also provides that, prior to the Effective Time, the Company shall convert out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation (the “Conversion”). At the Closing, the Company will change its name to “NextTrip, Inc.”.

The aggregate merger consideration to be paid pursuant to the Merger Agreement to holders of NextTrip Stock as of immediately prior to the Effective Time (the “NextTrip Shareholders”) will be an amount equal to $150,000,000, subject to adjustments for NextTrip’s closing debt, net of cash (the “Merger Consideration”). The Merger Consideration to be paid to the NextTrip Shareholders will be paid solely by the delivery of new shares of the Company’s common stock; no cash consideration will be paid.

The Merger Consideration will be allocated, on a pro rata basis, among the holders of NextTrip’s common stock as of the Closing date, based on the number of shares of NextTrip common stock owned by such shareholders on such date.

The foregoing description of the Merger Agreement and the Transactions does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41138) filed with the SEC on May 24, 2023 and is incorporated herein by reference.

On June 20, 2023, The Company was paid its Due from related party in full and the amount owed to the Company was transferred into a bank account owned by the Company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, Chief Financial Officer and Chief Strategy Officer (“Management”), to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, Management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, Management concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to the material weaknesses in our internal control over financial reporting of the Company’s Cash accounts and Due from related party accounts from a failure to segregate bank accounts. Controls and Procedures included in our Annual Report on December 31, 2021 (per Form 10K filed on April 15, 2022), and quarterly reports for the period ended March 31, 2022 (per Form 10Q filed on May 16, 2022), June 30, 2022 (per Form 10Q/A filed on September 23, 2022,) constitutes material weaknesses  in our internal control over financial reporting.

In light of the material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles and have restated all Financial statements in Note 2 of this Annual report on Form 10-K. Accordingly, management believes that the financial statements included in this Annual report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2022 due to material weaknesses identified in that:

(a)	The Company did not segregate bank accounts in that it did not maintain an operating account in its name, but rather used an operating account in the name of an affiliate of the Sponsor. Accordingly, the previously issued financial statements for the year ended December 31, 2021 and the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023, had a cash line on the balance sheet representing cash that was thought to be in the Company’s bank account, but rather was in an account in the name of an affiliate of the Sponsor. As a result such financial statements were incorrect and needed to be restated.

(b)	The insufficient segregation of duties within account processes due to limited personnel.

(c)	Insufficient written policies and procedures for accounting, IT and financial reporting and record keeping.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Internal Control over Financial Reporting

Our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to the material weaknesses  in our internal control over financial reporting. As such, Management put into effect processes and procedures to detect and prevent future asset misappropriation and to better control financial reporting, as described above under “– Controls and Procedures – Evaluation of Disclosure Controls and Procedures”. The Company is taking steps to remediate the material weaknesses, including ensuring that all financial transactions are executed through accounts in the Company’s name.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current officers and directors are as follows:

Name	Age	Position
Eyal Perez	38	Chairman of the Board, Chief Executive Officer and Chief Financial Officer
Michael Lahyani	42	Co-Executive Chairman of the Board, Chief Strategy Officer and President
Cem Habib	49	Director

Eyal Perez has been a member and Chairman of our Board of Directors, our Chief Executive Officer and our Chief Financial Officer since March 2021, and is currently the Principal and Founder of Genesis Advisors. Mr. Perez began his career at Bedrock Advisors as a research analyst and portfolio manager running investment portfolios in excess of $3 billion across multiple asset classes. He rose to the level of Executive Vice President and founded Bedrock Group’s asset management arm while driving and overseeing significant growth across the firm’s alternative asset management activities. In this capacity, he oversaw several significant technology-focused pre-IPO investments, including Snapchat (IPO in March 2017), Dropbox (IPO in March 2018), Hortonworks (IPO in December 2014; merger with Cloudera in January 2019) and later-stage investments, including Adyen (IPO in June 2018) and Slack (IPO in June 2019, acquisition by Salesforce in July 2021). After Bedrock Advisors, Mr. Perez founded Genesis Advisors, a hedge fund advisory and seeding firm focusing on special situation investing, alternative asset management and growth equity. At Genesis Advisors, Mr. Perez has raised $1.5 billion in capital from prominent alternative asset allocators acting as Sponsor of various investment vehicles over a five year period. As a prolific proponent of liquid alternatives, he also structured and seeded the first alternative Undertakings for the Collective Investment in Transferable Securities (“UCITS”) vehicle for each of TCW Group and Advent Capital Management. Through his extensive network, Mr. Perez has cultivated deep relationships with unique pockets of institutional capital that have shown an appetite to invest across the entire capital structure continuum, from the front-end IPO to later stage PIPE transactions. Mr. Perez holds a Bachelor of Science in Business Administration from HEC Geneva, a Master of Science in Finance from the University of Geneva and is a Chartered Alternative Investment Analyst (“CAIA®”) Charterholder.

We believe that Mr. Perez is qualified to serve as a director due to his significant public market experience in sourcing, structuring, fundraising and investing.

Michael Lahyani has been a member and Co-Executive Chairman of our Board of Directors, our Chief Strategy Officer and GGAA’s President since March 2021, and is the founder and Chief Executive Officer of Property Finder, the first and leading digital real estate and classifieds portal in MENA. Mr. Lahyani also serves as the Chairman of the Board of Directors of Dubicars.com and as a member of the Board of Directors of Hosco.com, Zingat.com and Foxstone.ch, all of which operate in the Consumer Internet industry. Mr. Lahyani began his career at PricewaterhouseCoopers in Geneva, Switzerland in 2002. In 2005, Mr. Lahyani founded Property Finder in Dubai and competed against major newspaper Gulf News, which maintained a dominant position within the real estate classifieds space in the region. In 2007, Mr. Lahyani sold a 51% interest in Property Finder to the ASX-listed REA Group, after which he remained CEO and pivoted the business model towards online channels, creating the first digital real estate marketplace in the MENA region. In 2009, during the Global Financial Crisis, Mr. Lahyani bought out REA Group’s interest in Property Finder and became the sole owner of Property Finder. He eventually led the company to become the number one destination for real estate listings, overtaking Gulf News and well-funded online competitor Dubizzle, which is backed by Euronext-listed Naspers Ltd, a global internet and entertainment group. Mr. Lahyani then helped drive Property Finder’s expansion into Qatar, Bahrain, Egypt, Saudi Arabia and Turkey through organic and inorganic channels. Mr. Lahyani closed a total of five strategic acquisitions, securing the number one position in four of the six markets in which Property Finder operates. In 2019, Mr. Lahyani raised $120 million for Property Finder from General Atlantic at an enterprise valuation of nearly $500 million and is on track to continue growing revenues greater than 30% annually. Property Finder today is EBITDA positive and employs over 450 professionals, including former senior executives from Facebook, Google, Pepsi, P&G and McKinsey & Company. Property Finder has been named Arabian Business Start-Up ’SME of the Year’, SME ‘Online Business of the Year’, the winner of the Frost & Sullivan Middle East Customer Value award and winner/placing in ‘Dubai SME 100’.

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

Cem Habib has served as a member of our Board of Directors since December 13, 2021, and has been running his own investment portfolio and advising some of the largest family offices in the world on their global investments since 2016. Mr. Habib has also invested in a number of late-stage online marketplace companies over the past few years that have experienced successful IPOs, including Amwell, AirBNB, DIDI and others. Previously, he was CEO of SB Capital UK Limited, the FCA regulated UK affiliate of Skybridge, a leading boutique investment bank in Central Asia that has executed some of the largest financial advisory and capital markets transactions in the region. He was previously a Partner at Cheyne Capital Management, one of the largest alternative investment managers in Europe, until 2010. Cheyne Capital had acquired AltEdge Capital (UK) Limited, a fund of hedge funds manager, where Mr. Habib was a Principal, Portfolio Manager, Head of Research, Director and member of the Investment Committee. Mr. Habib was one of the founding members of AltEdge in 2001 and has extensive experience in the alternative investment management industry. He started his career in 1996 at the Millburn Corporation, a hedge fund that started trading in 1971 and is one of the longest running alternative investment managers. At Millburn Corporation, Mr. Habib focused on computerized trading systems, holding various positions during his five year tenure at the company. Mr. Habib holds a Bachelor of Arts in International Business and a Bachelor of Science in Finance from the Kogod School of Business, American University in Washington, D.C.

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Habib, will expire at our first annual general meeting. There are currently no directors in the second class of directors. The term of office of the third class of directors, consisting of Mr. Perez and Mr. Lahyani, will expire at our third annual general meeting.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Second A&R Articles as it deems appropriate. Our Second A&R Articles provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

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

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. As described above, on November 9, 2022, we filed a Form 8-K with the SEC announcing the resignations of Mr. Pierre Etienne Lallia and Mr. Massimo Prelz-Oltramonti as board members.

Audit Committee

We have established an audit committee of the board of directors. Mr. Prelz-Oltramonti, Mr. Lallia and Mr. Habib served as members of our audit committee until the resignations of Mr. Prelz-Oltramonti and Mr. Lallia on November 8, 2022. Our board of directors has determined that Mr. Habib is independent under the Nasdaq listing standards and applicable SEC rules that Mr. Habib qualifies as an “audit committee financial expert” as defined in applicable SEC rules. As a foreign private issuer we are required to have an audit committee meeting the requirements of Listing Rules 5605(c)(3) and 5605(c)(2)(A)(ii). Listing Rule 5605(c)(3) requires the audit committee to have specified authority and responsibilities and Listing Rule 5605(c)(2)(A)(ii) requires each member to meet the requisite independence standards but neither requires that the audit committee have more than one member.

We have adopted an audit committee charter, which details the purpose and responsibilities of the audit committee, including:

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

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee were Mr. Prelz-Oltramonti and Mr. Habib until the resignation of Mr. Prelz-Oltramonti on November 8, 2022, subsequent to which, Mr. Habib remains the sole member of the nominating committee. Under the Nasdaq listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that Mr. Habib is independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders and others.

We have adopted a nominating committee charter, which details the purpose and responsibilities of the nominating committee, including:

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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee were Mr. Prelz-Oltramonti and Mr. Habib until the resignation of Mr. Prelz-Oltramonti on November 8, 2022, subsequent to which, Mr. Habib remains as the sole member and chairman of the compensation committee.

Rule 5615(a)(3) exempts foreign private issuers from all compensation committee requirements, including the requirement that compensation committee have at least two independent directors each of whom meets the requisite independence standards. Our board of directors has determined that Mr. Habib is independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the Second A&R Articles or alternatively by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our Second A&R Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Michael Lahyani	Property Finder	Real Estate Classifieds	Chief Executive Officer
	Dubicars.com	Consumer Internet	Chairman
	Hosco.com	Consumer Internet	Director
	Zingat.com	Consumer Internet	Director
	Foxstone.ch	Consumer Internet	Director
	Merro	Investment Management	Co-Founder
Eyal Perez	Genesis Advisors GmbH	Investment Management	President and Chief Investment Officer
Cem Habib	Septema DMCC	Management Consulting	Director
	Bella Blue Creations DMCC	Trading	Founder

(1)	Includes certain of its funds and other affiliates.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our Sponsor has purchased private placement warrants in a transaction that closed on the IPO Closing Date.

●	Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our memorandum and articles of association then existing (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 13, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, pursuant to a letter agreement that our Sponsor and each member of our management team have entered into with us, our Sponsor and each member of our management team have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our Sponsor, officers and directors may Sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our Second A&R Articles provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our Second A&R Articles. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2022 by:

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Issued and Outstanding Ordinary Shares
Executive Officers and Directors:
Eyal Perez(2)(3)(4)	5,850,625	92.5%
Michael Lahyani	—	—
Cem Habib	—	—
All directors and executive officers as a group (3 individuals)	5,850,625	92.5%

Five Percent or More Holders:
Genesis Growth Tech LLC(2)(3)(4)	5,850,625	92.5%
Olivier Plan(4)	1,500,000	23.7%

(1)	This table is based on 6,325,000 shares of our ordinary shares outstanding as of December 31, 2022. Beneficial ownership is determined in accordance with the rules of the SEC. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is Bahnhofstrasse 3, 6052 Hergiswil, Nidwalden, Switzerland.

(2)	Represents Founder Shares that are automatically convertible into our Class A Ordinary Shares at the Closing, subject to adjustment. Percentage ownership assumes all shares are converted to our Class A Ordinary Shares.

(3)	Represents the interests directly held by Genesis Growth Tech LLC, our Sponsor. Mr. Eyal Perez is the managing member of our Sponsor. As such, he may be deemed to have beneficial ownership of the Founder Shares held directly by the Sponsor. Mr. Perez disclaims any beneficial ownership of the Founder Shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	Mr. Olivier Plan, a business associate of Mr. Perez, has provided operational and other funding to the Sponsor. Although Mr. Plan is neither a shareholder nor an officer or director of either the Sponsor or our Company, pursuant to an understanding between the Sponsor and Mr. Plan, Mr. Plan may be deemed to have an indirect beneficial interest in up to 1,500,000 Founder Shares held by the Sponsor. Mr. Plan’s business address is One Monte-Carlo, Place du Casino, 98000 Monaco.

Our Sponsor will have the right to appoint all of our directors prior to our initial business combination. Holders of our public shares will not have the right to elect any directors to our board of directors prior to our initial business combination. Our Sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

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

Conflicts of Interest

As more fully discussed in the section of this Annual Report entitled “Part III, Item 10. Directors, Executive Officers and Corporate Governance-Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

Related Party Loans and Advances

Prior to the IPO Closing Date, our Sponsor agreed to loan us up to $500,000 to be used for a portion of the expenses of our Initial Public Offering. As of December 31, 2021, we had approximately $228,000 outstanding under the promissory note with our Sponsor. These loans were non-interest bearing, unsecured and were due at the earlier of March 31, 2022 and the IPO Closing Date. In March 2022, we repaid the remaining balance of the promissory note to our Sponsor. As of December 31, 2022, we had no outstanding balance under such promissory note.

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

On December 9, 2022, in connection with the extension of the deadline for us to complete our initial business combination to March 13, 2023, the Sponsor funded an extension payment for $2,530,000 into the Trust Account. The funds were deposited directly into the Trust Account.

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

Director Independence

We are relying on the provisions of Listing Rule 5615(a)(3) to exempt us from the requirement that on or after December 13, 2022 (the one-year anniversary of our Initial Public Offering) a majority of our Board of Directors be comprised of independent directors. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholders or officer of an organization that has a relationship with the company). On November 9, 2022, we filed a Form 8-K with the SEC announcing the resignations of (i) Mr. Pierre Etienne Lallia and Mr. Massimo Prelz-Oltramonti as board members and (ii) Mr. Simon Baker as a board member (including his position as Co-Executive Chairman of the board) and our Chief Operating Officer and Executive Head of M&A. Mr. Lallia and Mr. Prelz-Oltramonti each served on the board’s audit committee with Mr. Prelz-Oltramonti also serving on the board’s compensation committee and nominating committee. The decisions of Mr. Lallia, Mr. Prelz-Oltramonti and Mr. Baker to resign as, as applicable, our director and/or executive officer, was not the result of any dispute or disagreement with us on any matter relating to our operation, policies or practices. Accordingly, our Board of Directors is currently comprised of three members, including one independent director--Mr. Cem Habib. Mr. Habib serves on the Audit, Compensation and nominating committees and he has been designated as the audit committee’s financial expert.

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	For The Year Ended December 31, 2022	For The Period From March 17, 2021 (Inception) Through December 31, 2021
Audit Fees(1)
MaloneBailey, LLP	$22,500	$22,500
Citrin Cooperman & Company, LLP	99,320	70,850
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$121,820	$93,350

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

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
2.1

Agreement and Plan of Merger, dated as of May 22, 2023, by and among Genesis Growth Tech Acquisition Corp., GGAC Merger Sub, Inc., Eyal Perez in the capacity as the Purchaser Representative, William Kerby in the capacity as the Seller Representative and NextTrip Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41138) filed with the SEC on May 24, 2023

3.1	Second Amended and Restated Memorandum and Articles of Association of Genesis Growth Tech Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41138) filed with the SEC on February 22, 2023).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261248) filed with the SEC on November 19, 2021).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261248) filed with the SEC on November 19, 2021).
4.3	Specimen Private Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-261248) filed with the SEC on November 19, 2021).
4.4	Specimen Public Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-261248) filed with the SEC on November 19, 2021).
4.5	Public Warrant Agreement, dated December 8, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41138) filed with the SEC on December 14, 2021).
4.6	Private Warrant Agreement, dated December 8, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-41138) filed with the SEC on December 14, 2021).
4.7	Description of Securities (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K (File No. 001-41138) filed with the SEC on April 15, 2022).
10.1	Letter Agreement, dated December 8, 2021, among the Company, its officers and directors, Nomura and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41138) filed with the SEC on December 14, 2021).
10.2	Investment Management Trust Agreement, dated December 8, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41138) filed with the SEC on December 14, 2021).
10.3	Registration and Shareholder Rights Agreement, dated December 8, 2021, among the Company, its officers and directors, and the Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41138) filed with the SEC on December 14, 2021).
10.4	Administrative Services Agreement, dated December 8, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41138) filed with the SEC on December 14, 2021).
10.5	Private Placement Warrants Purchase Agreement, dated December 8, 2021, between the Company, the Sponsor and Nomura (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41138) filed with the SEC on December 14, 2021).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-261248) filed with the SEC on November 19, 2021).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 20, 2023	GENESIS GROWTH TECH ACQUISITION CORP.

	By:	/s/ Eyal Perez
Eyal Perez
Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eyal Perez	Chief Executive Officer, Chief Financial Officer and	June 20, 2023
Eyal Perez	Chairman of the Board of Directors
(Principal Executive Officer) (Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Lahyani	Executive Chairman of the Board, Chief Strategy Officer and	June 20, 2023
Michael Lahyani	President

/s/ Cem Habib	Director	June 20, 2023
Cem Habib