Form 10-K/A
period 2022-12-31
Genesis Growth Tech Acquisition Corp.
filed 2023-07-13
CIK 1865697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s units, each consisting of one Class A ordinary share and one-half of one redeemable warrant, began trading on The Nasdaq Global Market on December 9, 2021. Prior to that date, the registrant’s units were not traded on any national securities exchange or in the over-the-counter market. Commencing January 31, 2022, holders of the units were permitted to elect to separately trade the Class A ordinary shares and public warrants included in the units. As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting ordinary shares held by non-affiliates of the registrant was approximately $225.6 million, determined using the per share closing price on The Nasdaq Global Market on that date of $11.60. Ordinary shares held by each director and executive officer (and their respective affiliates) and each person who owns 10 percent or more of the outstanding ordinary shares or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 16, 2023, 101,039 Class A ordinary shares, par value $0.0001 per share, and 6,325,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor PCAOB ID Number 206	Auditor Name: MaloneBailey, LLP	Auditor Location: Houston, Texas

EXPLANATORY NOTE

Genesis Growth Tech Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on June 20, 2023 (the “Form 10-K”), solely for the purpose of (a) correcting the cover page thereof to state the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Company’s most recently completed second fiscal quarter; and (b) filing a revised certification by the Company’s principal executive officer and principal financial officer, as Exhibit 31.1, to correct an inadvertent omission of certain language regarding internal control over financial reporting required to be included in such certifications by Item 601(b)(31)(i) of Regulation S-K.

In accordance with interpretation 246.13 in the Regulation S-K section of the SEC’s “Compliance & Disclosure Interpretations,” this Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the signature page and paragraphs 1, 2, 4 and 5 of revised exhibit 31.1 to this Amendment No. 1. Because no financial statements have been included in the Amendment No. 1, paragraph 3 of the certification set forth in the exhibits has been omitted.

This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the financial statements, consents or any other items or disclosures made in the Form 10-K, other than the filing of the corrected certifications described above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

No financial statements or schedules are filed with this Amendment No. 1.

The following exhibits are filed with this Amendment No. 1:

Exhibit Number	Description Of Document

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
104	The cover page of this Amendment No. 1 has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 13, 2023	GENESIS GROWTH TECH ACQUISITION CORP.

	By:	/s/ Eyal Perez
Eyal Perez
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial/Accounting Officer)