Form 10-Q
period 2023-03-31
Genesis Growth Tech Acquisition Corp.
filed 2023-07-14
CIK 1865697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41138

GENESIS GROWTH TECH ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-41138	98-1601264
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

Bahnhofstrasse 3 Hergiswil Nidwalden, Switzerland	6052
(Address of Principal Executive Offices)	(Zip Code)

+41 78 607 99 01

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	GGAAU	The Nasdaq Stock Market LLC
Class A ordinary shares par value $0.0001 per share, included as part of the units	GGAA	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	GGAAW	The Nasdaq Stock Market LLC

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

As of July 14, 2023, 101,039 Class A ordinary shares, par value $0.0001 per share, and 6,325,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

GENESIS GROWTH TECH ACQUISITION CORP.

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENESIS GROWTH TECH ACQUISITION CORP.

BALANCE SHEETS

UNAUDITED

	March 31, 2023	December 31, 2022

Assets:
Current assets:
Due from related party	$1,057,397	$1,200,595
Prepaid expenses	149,971	208,721
Total current assets	1,207,368	1,409,316
Investments held in Trust Account	1,251,339	262,960,151
Total Assets	$2,458,707	$264,369,467

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable & accrued expenses	$3,041,291	$2,979,230
Note payable - related party	2,530,000	2,530,000
Deferred underwriting commissions	—	13,915,000
Total Liabilities	5,571,291	19,424,230

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 101,039 and 25,300,000 shares at redemption value of approximately $11.39 and $10.39 per share at March 31, 2023 and December 31, 2022, respectively	1,151,339	262,860,151

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,325,000 shares issued and outstanding	633	633
Additional paid-in capital	—	—
Accumulated deficit	(4,264,556)	(17,915,547)
Total shareholders’ deficit	(4,263,923)	(17,914,914)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$2,458,707	$264,369,467

The accompanying notes are an integral part of these unaudited financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
General and administrative expenses	$234,009	$192,812
General and administrative expenses - related party	30,000	30,000
Loss from operations	(264,009)	(222,812)
Other income:
Paid-in-kind interest income on investments held in Trust Account	1,616,602	16,575
Total other income	1,616,602	16,575
Net income (loss)	$1,352,593	$(206,237)

Weighted average Class A ordinary shares - basic and diluted	14,940,427	25,300,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.06	$(0.01)
Weighted average Class B ordinary shares - basic and diluted	6,325,000	6,325,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.06	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	6,325,000	$633	$—	$(17,915,547)	$(17,914,914)
Waiver of deferred underwriting fee	—	—	—	—	—	13,915,000	13,915,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,616,602)	(1,616,602)
Net income	—	—	—	—	—	1,352,593	1,352,593
Balance - March 31, 2023 (unaudited)	—	$—	6,325,000	$633	$—	$(4,264,556)	$(4,263,923)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	6,325,000	$633	$—	$(12,188,269)	$(12,187,636)
Net loss	—	—	—	—	—	(206,237)	(206,237)
Balance - March 31, 2022 (unaudited)	—	$—	6,325,000	$633	$—	$(12,394,506)	$(12,393,873)

The accompanying notes are an integral part of these unaudited financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,352,593	$(206,237)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Paid-in-kind interest income on investments held in Trust Account	(1,616,602)	(16,575)
Changes in operating assets:
Prepaid expenses	58,750	(35,200)
Accounts payable & accrued expenses	62,061	(6,554)
Net cash used in operating activities	(143,198)	(264,566)

Cash Flows from Investing Activities:
Due from related party	143,198	492,643
Cash withdrawn from Trust Account in connection with redemption	263,325,414	—
Net cash provided by investing activities	263,468,612	492,643

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(228,077)
Redemption of ordinary shares	(263,325,414)	—
Net cash used in financing activities	(263,325,414)	(228,077)

Net change in cash	—	—

Cash - beginning of the period	—	—
Cash - end of the period	$—	$—

Supplemental disclosure of noncash financing activities:
Waiver of deferred underwriting fee	$13,915,000	$—
Accretion of common stock subject to redemption	$1,616,602	$—

The accompanying notes are an integral part of these unaudited financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 17, 2021 (inception) through March 31, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from the proceeds derived from the Initial Public Offering and placed in a Trust Account (as defined below).

The Company’s sponsor is Genesis Growth Tech LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 8, 2021. On December 13, 2021, the Company consummated its Initial Public Offering of 22,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $220.0 million and incurring offering costs of approximately $19.0 million, of which $12.1 million was for deferred underwriting fees for costs relating to the Initial Public Offering. The Company granted the underwriters a 45-day option to purchase up to an additional 3,300,000 Units at the Initial Public Offering price to cover over-allotments. On December 21, 2021, the underwriters pursuant to the full exercise of the over-allotment option, purchased 3,300,000 Units. The over-allotment units were sold at the offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $33.0 million. The Company incurred additional offering costs of approximately $2.1 million in connection with the over-allotment, of which approximately $1.8 million was for deferred underwriting commissions (see Note 5). On January 26, 2023, Nomura Securities International, Inc. (“Nomura”) the underwriter for the initial public offering of the Company, pursuant to a letter dated as of the same date, waived its entitlement to the payment of the deferred underwriting discount then payable to Nomura in connection with the Initial Public Offering and pursuant to the prior underwriting agreement between Nomura and the Company dated December 8, 2021. Other than such waiver, the letter did not waive any rights or obligations of the Company or Nomura which survive the termination of the underwriting agreement.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Company will provide holders (the “Public Shareholders”) of its Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest and other income earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s income taxes, if any, divided by the number of the then-outstanding Public Shares, subject to the limitations described herein. As of March 31, 2023, the amount in the Trust Account was approximately $11.39 per Public Share.

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

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Pursuant to the terms of the Company’s memorandum and articles of association then existing, in order to extend the period of time to consummate an initial Business Combination, the Sponsor deposited $2,530,000 into the Trust Account on December 9, 2022, for a three-month extension expiring on March 13, 2023. On February 22, 2023, the shareholders approved an amendment to the amended and restated memorandum and articles of association to extend the deadline to complete an initial Business Combination from March 13, 2023 to September 13, 2023 (the “Extension Amendment Proposal”). The Company has until 21 months from the closing of the Initial Public Offering, or September 13, 2023 (the “Combination Period”), to consummate the initial Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest and other income earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Proposed Business Combination and Termination

On August 22, 2022, the Company, and Biolog-ID, a société anonyme organized under the laws of France (“Biolog-id”), signed a memorandum of understanding (the “MoU”) with respect to the contemplated merger of the Company with and into Biolog-id (the “Biolog Merger”) with Biolog-id as the continuing company following closing of the Merger and related transactions pursuant to the Business Combination Agreement in the form attached to the MoU. Under French law, no commitment with respect to the proposed Biolog Merger could be agreed prior to Biolog-id completing the consultation process with its social and economic committee (comité social et économique) (the “Works Council”). Biolog-id completed the Works Council consultation process and on August 26, 2022, the Company and Biolog-id entered into a Business Combination Agreement (the “BCA”).

By virtue of the Biolog Merger, each Company ordinary share issued and outstanding immediately prior to the effective time of the Biolog Merger (after giving effect to specified events) would be automatically cancelled and extinguished and exchanged for a number of ordinary shares of Biolog-id (received in the form of American Depositary Shares), as determined in accordance with the exchange ratio described in the BCA.

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Going Concern Consideration

As of March 31, 2023, the Company had a working capital deficit of approximately $4.3 million.

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

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 13, 2023. The unaudited financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on June 20, 2023. The financial information as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on June 20, 2023.

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

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make the comparison of the Company’s unaudited financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the unaudited financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company did not have any cash or cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Interest is received through the issuance of additional U.S. government treasury obligations and recorded as paid-in-kind interest income in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The balance shown in the Trust Account at March 31, 2023 and December 31, 2022 is inclusive of $0 and $2,530,000 in cash deposits related to an extension payment from Sponsor, respectively.

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. In connection with the Extension Amendment Proposal, shareholders elected to redeem 25,198,961 Class A ordinary shares in the Company, representing approximately 99.6% of the issued and outstanding Class A ordinary shares in the Company, for a pro rata portion of the funds in the Company’s trust account. As a result, $263,325,414 (approximately $10.45 per share) was debited from the Company’s trust account to pay such holders. Accordingly, as of March 31, 2023 and December 31, 2022, 101,039 and 25,300,000 Class A ordinary shares subject to possible redemption, respectively are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

The Class A ordinary shares subject to possible redemption reflected on the accompanying balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	262,860,151
Less:
Redemption of ordinary shares	(263,325,414)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,616,602
Class A ordinary shares subject to possible redemption as of March 31, 2023	$1,151,339

Net Income (Loss) per Ordinary Share

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

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 21,525,000 shares of Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method.

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$950,290	$402,303	$(164,990)	$(41,247)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	14,940,427	6,325,000	25,300,000	6,325,000

Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$(0.01)	$(0.01)

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the unaudited financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States of America. As such, the Company’s tax provision was zero for the period presented. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.

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

In June 2022, the FASB issued ASU No. 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the unaudited financial statements.

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

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited financial statements.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Founder Shares

On May 26, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). On September 20, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares to the Company’s capital for no consideration, and on December 8, 2021, the Sponsor effected a share capitalization, resulting in the Sponsor holding an aggregate of 6,325,000 Class B ordinary shares. In December 2021, the Sponsor transferred to Nomura Securities International, Inc. (“Nomura”), the underwriter of the Initial Public Offering, an aggregate of 474,375 Founder Shares at the Sponsor’s original purchase price of $1,500, subject to forfeiture by Nomura if the Initial Public Offering was terminated or if Nomura was not the underwriter of the Initial Public Offering. As a result, the Sponsor holds 5,850,625 Founder Shares and Nomura holds 474,375 Founder Shares. Up to 825,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option is not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 21, 2021, the underwriters fully exercised the over-allotment option to purchase an additional 3,300,000 Units. As a result, the 825,000 Founder Shares are no longer subject to forfeiture.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Each warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Promissory Note - Related Party

The Sponsor agreed to loan the Company up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, dated May 26, 2021, and amended on October 26, 2021, (the “Note”). This loan was non-interest bearing and payable on the earlier of March 31, 2022, or the completion of the Initial Public Offering. As of the date of the Initial Public Offering, the Company had borrowed approximately $453,000 under the Note. In December 2021, subsequent to the Initial Public Offering, the Company repaid $200,000 on the Note and also offset the $25,000 receivable related to the Private Placement Warrants against the Note. As a result, as of December 31, 2021, the Company had approximately $228,000 outstanding on the Note, which was due upon demand. In March 2022, the Company repaid the remaining balance of the Note to the Sponsor. As of March 31, 2023, the Company had no outstanding balance under the Note.

On December 9, 2022, in connection with the extension of the deadline for the Company to complete its initial business combination to March 13, 2023, the Sponsor funded an extension payment for $2,530,000 into the Trust Account. This amount is non-interest bearing and payable on the completion of the Business Combination. The funds were deposited directly into the trust account.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to it. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

On December 8, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month through the earlier of the consummation of the initial Business Combination and the Company’s liquidation. For the three months ended March 31, 2023 and 2022, the Company incurred and accrued expenses of $30,000 and $30,000, respectively, under this agreement. As of March 31, 2023 and December 31, 2022, the Company had an outstanding balance of $160,000 and $130,000 under this agreement, respectively, which is included in “Accrued expenses” on the accompanying balance sheets.

Due from Related Party

As of March 31, 2023 and December 31, 2022, the Company had a balance of $1,057,397 and $1,200,595, respectively, due from a related party to support the Company’s operations. The balance is unsecured and non-interest bearing.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

On January 26, 2023, Nomura Securities International, Inc. (“Nomura”) the underwriter for the initial public offering of the Company, pursuant to a letter dated as of the same date, waived its entitlement to the payment of the deferred underwriting discount then payable to Nomura in connection with the initial public offering and pursuant to the prior underwriting agreement between Nomura and the Company dated December 8, 2021. Other than such waiver, the letter did not waive any rights or obligations of the Company or Nomura which survive the termination of the underwriting agreement.

Risks and Uncertainties

Management also continues to evaluate the impact of the volatility and disruptions in the financial markets caused by, among other things, the ongoing conflict in Ukraine, rising interest rates and mounting inflationary cost pressures and recessionary fears. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited financial statements.

NOTE 6 - SHAREHOLDERS’ DEFICIT

Preference shares - The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 101,039 and 25,300,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying balance sheets.

Class B Ordinary shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. As of March 31, 2023 and December 31, 2022, there were 6,325,000 Class B ordinary shares issued and outstanding, which amounts have been retroactively restated to reflect the shares surrender on September 20, 2021, and the share capitalization on December 8, 2021, as discussed in Note 4.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Warrants - As of March 31, 2023 and December 31, 2022, 12,650,000 Public Warrants and 8,875,000 Private Placement Warrants were outstanding.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreements. Additionally, in no event will the Company be required to net cash settle any Warrants. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

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

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy:

March 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$1,251,339	$—	$—

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund (1)	$262,960,151	$—	$—

(1)	This balance includes cash deposited for an extension payment of $2,530,000.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the period from March 17, 2021 (inception) through March 31, 2023.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

NOTE 8 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that have occurred that would require adjustments to the disclosures in the accompanying unaudited financial statements.

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

The Merger Agreement also provides that, prior to the Effective Time, the Company shall convert out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation (the “Conversion”). At the Closing, the Company will change its name to “NextTrip, Inc.”

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

On June 20, 2023, the Company was paid the $1,057,397 due from related party as of March 31, 2023, in full and the amount owed to the Company was transferred into a bank account owned by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Genesis Growth Tech Acquisition Corp.,” “our,” “us” or “we” refer to Genesis Growth Tech Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

In addition, unless the context otherwise requires and for the purposes of this Report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on June 20, 2023 (the “Annual Report”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” – “Item 1. Financial Statements”.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

As indicated in the accompanying unaudited financial statements, as of March 31, 2023, we had a working capital deficit of approximately $4.3 million. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Recent Developments

Proposed Business Combination with Biolog-ID and Termination

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

On February 22, 2023, we held an extraordinary general meeting of shareholders (the “EGM”), at which our public shareholders approved a proposal to amend our amended and restated memorandum and articles of association, by way of special resolution, in the form of the second amended and restated memorandum and articles of association (the “Second A&R Articles”), to extend the date by which we have to consummate a business combination from March 13, 2023 (which deadline was previously extended from December 13, 2022) to September 13, 2023 (the “Extension Period”). The Company currently expects to hold another extraordinary general meeting of shareholders to seek approval from our public shareholders to further extend the date by which we have to consummate a business combination, provided that no definitive plans regarding a further extension have been agreed to by the Board of Directors, and any further extension may not be approved by shareholders.

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

The Merger Agreement also provides that, prior to the Effective Time, Genesis shall convert out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation (the “Conversion”). At the Closing, Genesis will change its name to “NextTrip, Inc.”

Results of Operations

Our entire activity since inception up to March 31, 2023, was in preparation for our formation and our Initial Public Offering, and, subsequent to our Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2023, we had net income of approximately $1,353,000, which consisted of income from investments held in the Trust Account of approximately $1.6 million, offset by general and administrative expenses of $234,009  and $30,000 in general and administrative expenses for related party, relating to the December 8, 2021 agreement entered into with the Sponsor, pursuant to which the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month through the earlier of the consummation of the initial Business Combination and the Company’s liquidation.

For the three months ended March 31, 2022, we had a net loss of approximately $206,000, which consisted of general and administrative expenses of approximately $193,000 and $30,000 in general and administrative expenses for related party (related to the agreement discussed above), offset by income from investments held in the Trust Account of approximately $17,000.

Liquidity and Capital Resources

At March 31, 2023, we have no cash and $1,057,397 of due from related party and a working capital deficit of $4,363,923. On June 20, 2023, the Company was paid the $1,057,397 due from related party as of March 31, 2023, in full and the amount owed to the Company was transferred into a bank account owned by the Company.

For the three months ended March 31, 2023, we had net cash used in operating activities of $143,198, compared to $264,566 for the three months ended March 31, 2022, which for the 2023 period was mainly due to $1,616,602 of paid-in-kind interest income on investments held in the trust account, offset by $1,352,593 of net income and for the 2022 period was mainly due to $206,237 of net loss. We had net cash provided by investing activities for the three months ended March 31, 2023, compared to $492,643 for the three months ended March 31, 2022, which for the 2023 period was mainly due to $263,325,414 of cash withdrawn from the trust account in connection with redemptions, and for the 2022 period was due to $492,643 of due from related party. We had $263,325,414 of net cash used in financing activities for the three months ended March 31, 2023, compared to $228,077 for the three months ended March 31, 2022, which for the 2023 period was solely due to the redemption of ordinary shares and for the 2022 period was solely due to repayment of note payable to related party.

Prior to the completion of our Initial Public Offering, our liquidity needs were satisfied through (i) $25,000 paid by our Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares to our Sponsor and (ii) the receipt of a loan of up to $500,000 from our Sponsor under the Note. Prior to the completion of our Initial Public Offering, we borrowed approximately $453,000 under the Note, which was fully repaid in March 2022. The net proceeds from (i) the sale of the units in our Initial Public Offering, after deducting non-reimbursed offering expenses of approximately $738,000, underwriting commissions of $2,530,000, and (ii) the sale of the Private Placement Warrants for a purchase price of $8,875,000, was $258,645,000. Of that amount, $257,148,600 was initially placed in the Trust Account. In connection with the Extension EGM and as a result of the redemption of public shares by our public shareholders, approximately $1.2 million remained in the Trust Account as of March 31, 2023. The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest and other income earned on the Trust Account (less taxes payable), to complete our initial Business Combination. We may withdraw interest income (if any) to pay income taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial Business Combination, we have available to us the $1,057,397 of proceeds held outside the Trust Account, as well as certain funds from loans from our Sponsor, its affiliates or members of our management team. We plan to primarily use these funds to work to complete and close the Merger.

We do not believe we will need to raise additional funds to meet the expenditures required for operating our business prior to our initial Business Combination, other than funds available from loans from our Sponsor, its affiliates or members of our management team. However, if our estimates of the costs of completing the Merger are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with any intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

As a result of our public shareholders electing to exercise their redemption rights for approximately 99.6% of our public shares in connection with the Extension EGM, we will need to obtain additional financing to complete our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we have not consummated our initial Business Combination by September 13, 2023, because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. The Company currently expects to hold another extraordinary general meeting of shareholders to seek approval from our public shareholders to further extend the date by which we have to consummate a business combination, provided that no definitive plans regarding a further extension have been agreed to by the Board of Directors, and any further extension may not be approved by shareholders.

Based on the foregoing, we believe that we will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors to meet our needs through the consummation of a Business Combination. However, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that liquidity needs, the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 13, 2023. The unaudited financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses and the disclosure of contingent assets and liabilities in our unaudited financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the unaudited financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 at inception.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, Management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, Management concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due to the material weaknesses in our internal control over financial reporting of the Company’s Cash accounts and Due from related party accounts from a failure to segregate bank accounts.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

In light of the events described above, in the quarter ended March 31, 2023, we implemented additional control measures to enhance the approval process in connection with our SEC filings and committed to incorporate as appropriate other training and remedial measures. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Other than as discussed above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on June 20, 2023 (the “Form 10-K”), under the heading “Item 1A. Risk Factors”, other than as described below, and investors are encouraged to review such risk factors in the Form 10-K and below, prior to making an investment in the Company. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

There will be risks associated with the proposed Merger with NextTrip Holdings, Inc.

There will be risks associated with the proposed Merger with NextTrip Holdings, Inc., which we will discuss more fully in the Registration Statement on Form S-4 that we expect to file in connection with effectuating our Merger with NextTrip Holdings, Inc. Any of these risks could result in a material adverse effect on our results of operations, financial condition, business or prospects.

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

Following these resignations our board is comprised of three members, including one independent director—Mr. Cem Habib. Mr. Habib serves as the sole member of the Audit, Compensation and Nominating Committees and he has been designated as the Audit Committee’s financial expert.

Initially, we sought to generally comply with the general Nasdaq corporate governance listing standards applicable to U.S. domestic issuers. However, in light of the above resignations and to ensure continued compliance with Nasdaq’s corporate governance rules, we have adopted the following home country practices in accordance with Nasdaq Listing Rule 5615(a)(3):

●	Audit Committee: As a foreign private issuer we are required to have an Audit Committee meeting the requirements of Listing Rules 5605(c)(3) and 5605(c)(2)(A)(ii). Listing Rule 5605(c)(3) requires the Audit Committee to have specified authority and responsibilities and Listing Rule 5605(c)(2)(A)(ii) requires each member to meet the requisite independence standards but neither requires that the Audit Committee have more than one member; however, we intend to add at least one additional Audit Committee member meeting the requisite independence standards.

●	Compensation Committee: Rule 5615(a)(3) exempts foreign private issuers from all Compensation Committee requirements, including the requirement that Compensation Committee have at least two independent directors each of whom meets the requisite independence standards; however, we intend to maintain our Compensation Committee and add an additional member meeting the requisite independence standards.

●	Majority Independent Directors: Subject to possible changes in Board composition, we are relying on the provisions of Listing Rule 5615(a)(3) to exempt us from the requirement that on or after December 13, 2022 (the one-year anniversary of our Initial Public Offering) a majority of our Board be comprised of independent directors.

We may be unable to add additional qualified directors to our board as contemplated above on a timely basis or at all. Accordingly, our shareholders may be afforded less protection than they otherwise would enjoy under the Nasdaq corporate governance listing standards applicable to U.S. domestic issuers.

Certain special purpose acquisition companies (SPACs) with small public floats, including the Company, have recently experienced extreme volatility that was seemingly unrelated to the underlying performance and prospects of the respective companies. We may experience similar volatility in the future, which may make it difficult for prospective investors to assess the value of our securities.

Our Class A ordinary shares and units recently experienced extreme volatility that was seemingly unrelated to our financial results and prospects. On July 13, 2023, the trading price of our Class A ordinary shares, traded between $12.00 and $48.99 per share and the trading price of our units traded between $13.00 and $37.00 per unit, for reasons unknown. The trading prices of certain other SPACs with small public floats also experienced extreme volatility and significant increases in trading values for seemingly unknown reasons. The trading price of our securities is likely to continue to be volatile, and our securities have been, and may continue to be, subject to rapid and substantial price volatility. Such volatility, including any stock-run up, has, and in the future, may be, unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our securities. There have been recent instances of extreme stock price run-ups followed by rapid price declines, particularly among companies with relatively smaller public floats, and we expect that such instances may continue and/or increase in the future. Contributing to this risk of volatility are a number of factors. First, our securities are likely to be more sporadically and thinly traded than that of larger, more established companies. As a consequence of this lack of liquidity, the trading of relatively small quantities of securities by our securityholders may disproportionately influence the price of those securities in either direction, which may cause the price of our securities to deviate, potentially significantly, from a price that better reflects the underlying performance of our business. The price of our securities could, for example, decline precipitously in the event that a large number of our securities are sold in the market without commensurate demand as compared to a seasoned issuer that could better absorb those sales without an adverse impact on its security price. Second, we are a speculative investment due to our status as a SPAC and our business plan to complete a business combination. Third, we have an extremely small float, with only 88,502 outstanding Class A ordinary shares (when not including shares which are part of units) and only 12,537 outstanding units. As a result, orders to purchase or sell even small numbers of our Series A ordinary shares or units may have an extreme effect on the price of our securities, due to the small number of shares available for purchase and sale, and may result in extreme volatility which is unrelated to the underlying performance and prospects of the Company. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their securities on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that has a relatively large public float.

Many of these factors are beyond our control and may decrease the market price of our securities. Such volatility, including any stock run-ups, may be unrelated or disproportionate to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our shares.

Furthermore, the stock market in general, and the market for SPACs in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance or prospects of those companies. Broad market and industry factors, as well as general economic, political and market conditions such as recessions, or changes in inflation or interest rates, may seriously affect the market price of our securities, regardless of our actual operating performance or prospects. These fluctuations may be even more pronounced in the trading market for our securities as we approach the closing date of a potential business combination, and as a result of our extremely limited public float as discussed above. As a result of this volatility, investors may experience losses on their investment in our securities. No assurance can be given that an active market in our securities will develop or be sustained. If an active market does not develop, holders of our securities may be unable to readily sell the securities they hold or may not be able to sell their securities at all. The price of our securities may decline in the future and any investment in the Company may be lost.

Our securities are currently subject to a trading halt with the Nasdaq Global Market and Nasdaq has provided us notice that it plans to delist our securities from Nasdaq.

On July 13, 2023, the Nasdaq Global Market initiated a trading halt on our Series A ordinary shares, units and warrants in connection with the request by Nasdaq for additional information regarding our public float and compliance with certain other of Nasdaq’s continued listing requirements (the “Trading Halt”).

We originally qualified for listing on the Nasdaq Global Market under Nasdaq that qualified for listing under Nasdaq Rule 5406, which provides for alternative initial listing requirements for companies whose business plan is to complete one or more acquisitions. In connection therewith, we are required to meet certain continued listing requirements under Nasdaq Rule 5452. Rule 5452 requires SPACs to meet certain requirements, and including that until a company has consummated its business combination, Nasdaq will initiate suspension and delisting procedures if: over 30 consecutive trading days the SPAC’s average market value of listed securities is below $50 million or if the average market value of publicly held shares is below $40 million. We are also required pursuant to Rule 5452 to maintain (a) at least 300 public stockholders (if a component of a unit is a warrant, at least 100 holders); (b) at least 1,200 total stockholders and average monthly trading volume of 100,000 shares (for the most recent 12 months); or (c) at least 600,000 publicly held shares.

On July 14, 2023, we received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market indicating that our securities (units, ordinary shares and warrants) will be suspended from The Nasdaq Global Market on July 25, 2023, due to the Company’s non-compliance with Listing Rule 5452. Pursuant to the July 14, 2023, notice, Nasdaq advised the Company that for the 30 consecutive trading days ending June 27, 2023, the Company’s average market value of listed securities has been below $50 million and the average market value of publicly held securities for its Class A ordinary shares has been below $40 million, and as a result, Nasdaq has determined to delist the Company’s securities.

Additionally, in accordance with Nasdaq Listing Rule 5452(a)(2)(C), SPACs are required to hold at least 600,000 in publicly held shares. According to the Company’s Form 10-K for the year ended December 31, 2022, Nasdaq calculated the publicly held shares as 101,039. Nasdaq advised that this deficiency serves as an additional and separate basis for delisting.

Furthermore, as previously disclosed, on May 23, 2023, Nasdaq notified the Company that it did not comply with Listing Rule 5250(c), due to its failure to timely file its Form 10-Q for the period ended March 31, 2023. The Company’s failure to timely file its periodic report also serves as an additional and separate basis for delisting; provided that such Form 10-Q has now been filed.

Accordingly, and pursuant to Listing Rule 5815(a)(1)(B)(ii)(c), unless the Company requests an appeal of this determination, trading of the Company’s listed securities will be suspended from The Nasdaq Global Market on July 25, 2023, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

The Company may appeal Nasdaq’s determination to a Hearings Panel, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. Requests for a hearing are required to be submitted electronically through the Nasdaq Listing Center, and must be received no later than 4:00 Eastern Time on July 21, 2023.  The Company is currently determining whether or not to appeal Nasdaq’s determination. In the event the Company does not appeal Nasdaq’s determination, the Company expects that its securities (units, ordinary shares and warrants) will be eligible to be quoted on the OTC Markets.

It is currently unclear whether the Trading Halt will be lifted by Nasdaq prior to the delisting of the Company’s securities from Nasdaq and/or prior to any determination by a Hearings Panel, in the event the Company determines to appeal such determination to a Hearings Panel.

Delisting from Nasdaq will likely make trading our securities more difficult for investors, potentially leading to declines in our trading prices and liquidity. Without a Nasdaq listing, security holders may have a difficult time getting a quote for the sale or purchase of our securities, the sale or purchase of our securities would likely be made more difficult and the trading volume and liquidity of our securities could decline. Delisting from Nasdaq could also result in negative publicity, result in the termination of our pending Merger and/or make it more difficult for us to find an alternative business combination, or to complete such Merger or alternative business combination. If our securities are delisted by Nasdaq, our securities may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market, where an investor may find it more difficult to sell our securities or obtain accurate quotations as to the market value of our securities. In the event our securities are delisted from Nasdaq, we may not be able to list our securities on another national securities exchange or obtain quotation on an over-the counter quotation system. As a result of the above, we may be forced to abandon our business, liquidate and wind up.

In the event the Trading Halt is not lifted prior to the delisting of our securities from Nasdaq, security holders will have no way to publicly sell our securities, which may mean they are forced to hold such securities indefinitely, until or unless we determine to liquidate and wind-up.

Separate from the above, and as previously disclosed in the Company’s Current Report on Form 8-K filings with the SEC on (a) June 30, 2023, on June 28, 2023, we received a notification letter from Nasdaq stating the Company was not in compliance with Nasdaq Listing Rule 5450(b)(1)(B), as a result of the number of publicly held shares of the Company as reported on the Company’s Form 10-K for the period ended December 31, 2022 (i.e., 101,039 shares), having fallen below the minimum of 1,100,000 publicly held shares required for continued listing — The Nasdaq notification letter had no immediate effect on the listing of the Company’s units, common stock or warrants on The Nasdaq Global Market. The Nasdaq notification letter provides the Company until August 14, 2023, to submit a plan to Nasdaq to regain compliance with the Nasdaq’s continued listing requirements. If the plan is accepted, Nasdaq can grant an exception of up to 180 calendar days, or until December 25, 2023, for the Company to regain compliance. If Nasdaq does not accept the Company’s compliance plan, the Company will have the opportunity to appeal that decision to a Hearing Panel under Nasdaq Listing Rule 5815(a); and (b) June 16, 2023, on June 13, 2023, the Company received a notification letter from Nasdaq stating the Company was not in compliance with Nasdaq Listing Rule 5452(b)(C), as a result of the aggregate market value of the Company’s outstanding warrants falling below the required minimum of $1,000,000 in aggregate market value on June 12, 2023 and for failing to meet the continued Nasdaq listing requirements under alternative standards — The Nasdaq notification letter had no immediate effect on the listing of the Company’s units, common stock or warrants on The Nasdaq Global Market. The Nasdaq notification letter provided the Company until July 28, 2023, to submit a plan to Nasdaq to regain compliance with the Nasdaq’s continued listing requirements. If the plan is accepted, Nasdaq can grant an exception of up to 180 calendar days, or until December 10, 2023, for the Company to regain compliance. If Nasdaq does not accept the Company’s compliance plan, the Company will have the opportunity to appeal that decision to a Hearing Panel under Nasdaq Listing Rule 5815(a).

The above deficiencies are separate from, and their potential compliance periods are separate from, the delisting notification received on July 14, 2023, as discussed above, which delisting notification takes priority over the June 28, 2023 and June 13, 2023 notification letters.

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our securities.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Part II” - “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022, our Management concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to the material weaknesses in our internal control over financial reporting of the Company’s Cash accounts and Due from related party accounts from a failure to segregate bank accounts. In light of the material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles and have restated all financial statements in Note 2 of the financial statements to the Company’s Annual report on Form 10-K which were affected by such material weaknesses.

Additionally, as of March 31, 2023, as disclosed above, as required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, Management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, Management concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due to the material weaknesses in our internal control over financial reporting of the Company’s Cash accounts and Due from related party accounts from a failure to segregate bank accounts.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to remediating its material weaknesses in such controls as promptly as possible. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our securities, and/or result in litigation against us or our management. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC.

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, global conflicts, including the ongoing conflict between Russia and Ukraine, the price of energy, increasing interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, and tax rates. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not issue or sell any unregistered equity securities during the quarter ended March 31, 2023, and through the date of the filing of this Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither the Company, nor any affiliated purchasers, purchased any equity securities during the quarter ended March 31, 2023, and through the date of the filing of this Report.

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

From March 17, 2021 (inception) through the closing date of our Initial Public Offering, we incurred approximately $19.0 million for costs and expenses related to our Initial Public Offering. In connection with our Initial Public Offering, we paid a total of approximately $2.5 million in underwriting discounts and commissions. In addition, the underwriters agreed to defer approximately $13.9 million in underwriting discounts and commissions, which amount was to be payable upon consummation of the initial Business Combination. Subsequent to the Initial Public Offering closing date, a total of $428,000 was repaid to our Sponsor on the Note, out of the proceeds from our Initial Public Offering.

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

On January 26, 2023, Nomura Securities International, Inc. (“Nomura”) the underwriter for the initial public offering of the Company, pursuant to a letter dated as of the same date, waived its entitlement to the payment of the deferred underwriting discount then payable to Nomura in connection with the initial public offering and pursuant to the prior underwriting agreement between Nomura and the Company dated December 8, 2021. Other than such waiver, the letter did not waive any rights or obligations of the Company or Nomura which survive the termination of the underwriting agreement.

The securities sold in our Initial Public Offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File Nos. 333-261248 and 333-261559) (the “Registration Statement”). The SEC declared the Registration Statement effective on December 8, 2021.

No payments for our expenses were made in the offering described above directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates, except in connection with the repayment of outstanding loans. There has been no material change in the planned use of proceeds from our offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) related to the Initial Public Offering, filed with the SEC on December 13, 2021.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

To the extent required by Form 8-K and in an abundance of caution, the following information is being disclosed below instead of pursuant to a Current Report on Form 8-K filed with the Commission during the period pursuant to Item 1.01 of Form 8-K:

Item 1.01 Entry into a Material Definitive Agreement.

On January 26, 2023, Nomura Securities International, Inc. (“Nomura”) the underwriter for the initial public offering of the Company, pursuant to a letter dated as of the same date, waived its entitlement to the payment of the deferred underwriting discount then payable to Nomura in connection with the initial public offering and pursuant to the prior underwriting agreement between Nomura and the Company dated December 8, 2021. Other than such waiver, the letter did not waive any rights or obligations of the Company or Nomura which survive the termination of the underwriting agreement.

terminated its association with the Company and waived any fees and compensation in connection with such association, including its entitlement to the payment of any deferred compensation in connection with its role as underwriter in the Company’s Initial Public Offering.

Item 6. Exhibits

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of May 22, 2023, by and among Genesis Growth Tech Acquisition Corp., GGAC Merger Sub, Inc., Eyal Perez in the capacity as the Purchase Representative, William Kerby in the capacity as the Seller Representative and NextTrip Holdings, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2023)( File No.: 001-41138)

3.1	Second Amended and Restated Memorandum and Articles of Association of Genesis Growth Tech Acquisition Corp. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2023)( File No.: 001-41138)

10.1*	January 26, 2023 Waiver Letter from Nomura Securities International, Inc. to Genesis Growth Tech Acquisition Corp.

10.2	Termination of Business Combination Agreement dated March 6, 2023, by and between Biolog-ID S.A and Genesis Growth Tech Acquisition Corp. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2023)( File No.: 001-41138)

16.1	Letter of Citrin Cooperman & Company, LLP dated April 17, 2023 (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 17, 2023)( File No.: 001-41138)

16.2	Letter from Citrin Cooperman & Company, LLP dated May 23, 2023 (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on May 24, 2023)( File No.: 001-41138)

16.3	Letter from Citrin Cooperman & Company, LLP dated May 24, 2023 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on May 24, 2023)( File No.: 001-41138)

31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 14, 2023	GENESIS GROWTH TECH ACQUISITION CORP.

	By:	/s/ Eyal Perez
		Name:	Eyal Perez
		Title:	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)