Form 10-Q
period 2023-09-30
Genesis Growth Tech Acquisition Corp.
filed 2023-11-09
CIK 1865697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, 101,039 Class A ordinary shares, par value $0.0001 per share, and 6,325,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

GENESIS GROWTH TECH ACQUISITION CORP.

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENESIS GROWTH TECH ACQUISITION CORP.

BALANCE SHEETS

UNAUDITED

	September 30, 2023	December 31, 2022
Assets:
Current assets:
Cash	$—	$—
Due from related party	—	1,200,595
Prepaid expenses	49,970	208,721
Total current assets	49,970	1,409,316

Investments held in Trust Account	1,034,847	262,960,151
Total Assets	$1,084,817	$264,369,467

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Cash Overdraft	$871	$—
Accounts payable & accrued expenses	2,609,166	2,979,230
Note payable - related party	2,307,717	2,530,000
Deferred underwriting commissions	—	13,915,000
Total Liabilities	4,917,754	19,424,230

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 81,520 and 25,300,000 shares at redemption value of approximately $14.14 and $10.39 per share at September 30, 2023 and December 31, 2022, respectively	1,152,658	262,860,151

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,325,000 shares issued and outstanding	633	633
Additional paid-in capital	—	—
Accumulated deficit	(4,986,226)	(17,915,547)
Total shareholders’ deficit	(4,985,595)	(17,914,914)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$1,084,817	$264,369,467

The accompanying notes are an integral part of these unaudited financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
General and administrative expenses	$294,748	$1,101,589	$677,870	$1,685,963
General and administrative expenses - related party	30,000	30,000	90,000	90,000
Loss from operations	(324,748)	(1,131,589)	(767,870)	(1,775,963)

Other income:
Paid-in-kind interest income on investments held in Trust Account	15,402	1,136,330	1,646,715	1,489,289
Total other income	15,402	1,136,330	1,646,715	1,489,289

Net (loss) income	$(309,346)	$4,741	$878,845	$(286,674)

Weighted average Class A ordinary shares - basic and diluted	94,250	25,300,000	4,990,857	25,300,000
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.05)	$0.00	$0.08	$(0.01)
Weighted average Class B ordinary shares - basic and diluted	6,325,000	6,325,000	6,325,000	6,325,000
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.05)	$0.00	$0.08	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	6,325,000	$633	$—	$(17,915,547)	$(17,914,914)
Waiver of deferred underwriting fee	—	—	—	—	—	13,915,000	13,915,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,616,602)	(1,616,602)
Net income	—	—	—	—	—	1,352,593	1,352,593
Balance – March 31, 2023	—	—	6,325,000	633	—	(4,264,556)	(4,263,923)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(140,505)	(140,505)
Net loss	—	—	—	—	—	(164,402)	(164,402)
Balance - June 30, 2023	—	—	6,325,000	633	—	(4,569,463)	(4,568,830)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(107,419)	(107,419)
Net loss	—	—	—	—	—	(309,346)	(309,346)
Balance - September 30, 2023	—	$—	6,325,000	$633	$—	$(4,986,228)	$(4,985,595)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	6,325,000	$633	$—	$(12,188,269)	$(12,187,636)
Net loss	—	—	—	—	—	(206,237)	(206,237)
Balance - March 31, 2022 (unaudited)	—	—	6,325,000	633	—	(12,394,506)	(12,393,873)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(253,637)	(253,637)
Net loss	—	—	—	—	—	(85,178)	(85,178)
Balance - June 30, 2022 (unaudited)	—	—	6,325,000	633	—	(12,733,321)	(12,732,688)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,136,330)	(1,136,330)
Net income	—	—	—	—	—	4,741	4,741
Balance - September 30, 2022 (unaudited)	—	$—	6,325,000	$633	$—	$(13,864,910)	$(13,864,277)

The accompanying notes are an integral part of these unaudited financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$878,845	$(286,674)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Paid-in-kind interest income on investments held in Trust Account	(1,646,715)	(1,489,289)
Changes in operating assets:
Cash overdraft	871	—
Prepaid expenses	158,751	(139,428)
Accounts payable & accrued expenses	(370,064)	1,059,673
Net cash used in operating activities	(978,312)	(855,718)

Cash Flows from Investing Activities:
Due from related party	1,200,595	986,995
Cash withdrawn from Trust Account in connection with redemption	263,572,019	—
Net cash provided by investing activities	264,772,614	986,995

Cash Flows from Financing Activities:
Repayment of note payable to related party	(530,000)	(228,077)
Proceeds from note payable to related party	307,717	—
Offering costs	—	96,800
Redemption of ordinary shares	(263,572,019)	—
Net cash used in financing activities	(263,794,302)	(131,277)

Net change in cash	—	—
Cash - beginning of the period	—	—
Cash - end of the period	$—	$—

Supplemental disclosure of noncash financing activities:
Waiver of deferred underwriting fee	$13,915,000	$—
Accretion of common share subject to redemption	$1,864,526	$1,389,967

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 17, 2021 (inception) through September 30, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from the proceeds derived from the Initial Public Offering and placed in a Trust Account (as defined below).

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

The Company will provide holders (the “Public Shareholders”) of its Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest and other income earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s income taxes, if any, divided by the number of the then-outstanding Public Shares, subject to the limitations described herein. As of September 30, 2023, the amount in the Trust Account was approximately $14.14 per Public Share.

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

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

On August 31, 2023, GGAA held a second extraordinary general meeting of shareholders at which holders of 5,883,786 ordinary shares in the Company were present virtually or by proxy, representing approximately 92% of the voting power of the 6,426,039 ordinary shares issued and outstanding entitled to vote at the Extraordinary General Meeting at the close of business on August 7, 2023, which was the record date for the Extraordinary General Meeting. In connection with the Second Extension Amendment Proposal, Shareholders holding an aggregate of 19,519 Class A ordinary shares of GGAA, representing approximately 0.3% of the issued and outstanding Class A ordinary shares in GGAA, elected to redeem such shares for a pro rata portion of the funds in GGAA’s trust account. As a result, approximately $246,605.40 (approximately $12.63 per share) was debited from the Company’s trust account to pay such holders. At this meeting shareholders of the Company also proposed and approved an additional extension proposal extending the timeline in which the Company can consummate a business combination from September 13, 2023 to December 13, 2024.

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

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Going Concern Consideration

As of September 30, 2023, the Company had a working capital deficit of approximately $4.8 million.

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

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 13, 2024. The unaudited financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 30, 2022, the Company had $0 in cash held in an operating bank account.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Interest is received through the issuance of additional U.S. government treasury obligations and recorded as paid-in-kind interest income in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The balance shown in the Trust Account at September 30, 2023 and December 31, 2022 is inclusive of $0 and $2,530,000 in cash deposits related to an extension payment from Sponsor, respectively.

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

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. In connection with the Extension Amendment Proposal, shareholders elected to redeem 25,198,961 Class A ordinary shares in the Company, representing approximately 99.6% of the issued and outstanding Class A ordinary shares in the Company, for a pro rata portion of the funds in the Company’s trust account. As a result, $263,325,414 (approximately $10.45 per share) was debited from the Company’s trust account to pay such holders. Accordingly, as of September 30, 2023 and December 31, 2022, 101,039 and 25,300,000 Class A ordinary shares subject to possible redemption, respectively are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

On August 31, 2023, GGAA held a second extraordinary general meeting of shareholders at which holders of 5,883,786 ordinary shares in the Company were present virtually or by proxy, representing approximately 92% of the voting power of the 6,426,039 ordinary shares issued and outstanding entitled to vote at the Extraordinary General Meeting at the close of business on August 7, 2023, which was the record date for the Extraordinary General Meeting. In connection with the Second Extension Amendment Proposal, Shareholders holding an aggregate of 19,519 Class A ordinary shares of GGAA, representing approximately 0.3% of the issued and outstanding Class A ordinary shares in GGAA, elected to redeem such shares for a pro rata portion of the funds in GGAA’s trust account. As a result, approximately $246,605.40 (approximately $12.63 per share) was debited from the Company’s trust account to pay such holders.

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

The Class A ordinary shares subject to possible redemption reflected on the accompanying balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	262,860,151
Less:
Redemption of ordinary shares	(236,572,019)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,864,526
Class A ordinary shares subject to possible redemption as of September 30, 2023	$1,152,658

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

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income	$(4,542)	$(304,804)	$3,792	$948
Denominator:
Basic and diluted weighted average ordinary shares outstanding	94,250	6,325,000	25,300,000	6,325,000

Basic and diluted net (loss) income per ordinary share	$(0.05)	$(0.05)	$0.00	$0.00

	For the Nine Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income	$391,589	$487,256	$(229,339)	$(57,335)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	4,990,857	6,325,000	25,300,000	6,325,000

Basic and diluted net (loss) income per ordinary share	$0.08	$0.08	$(0.01)	$(0.01)

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the unaudited financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Promissory Note - Related Party

The Sponsor agreed to loan the Company up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, dated May 26, 2021, and amended on October 26, 2021, (the “Note”). This loan was non-interest bearing and payable on the earlier of March 31, 2022, or the completion of the Initial Public Offering. As of the date of the Initial Public Offering, the Company had borrowed approximately $453,000 under the Note. In December 2021, subsequent to the Initial Public Offering, the Company repaid $200,000 on the Note and also offset the $25,000 receivable related to the Private Placement Warrants against the Note. As a result, as of December 31, 2021, the Company had approximately $228,000 outstanding on the Note, which was due upon demand. In March 2022, the Company repaid the remaining balance of the Note to the Sponsor. As of September 30, 2023, the Company had no outstanding balance under the Note.

On December 9, 2022, in connection with the extension of the deadline for the Company to complete its initial business combination to March 13, 2023, the Sponsor funded an extension payment for $2,530,000 into the Trust Account. This amount is non-interest bearing and payable on the completion of the Business Combination. The funds were deposited directly into the trust account. As of September 30, 2023 and December 31, 2022 the balance of the loan was $2,307,717 and $2,530,000, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to it. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

On December 8, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month through the earlier of the consummation of the initial Business Combination and the Company’s liquidation. For the three and nine months ended September 30, 2023, the Company incurred and accrued expenses of $30,000 and $90,000, respectively, under this agreement. For the three and nine months ended September 30, 2022, the Company incurred and accrued expenses of $30,000 and $100,000, respectively, under this agreement. As of September 30, 2023 and December 31, 2022, the Company had an outstanding balance of $10,000 and $130,000 under this agreement, respectively, which is included in “Accounts payable and accrued expenses” on the accompanying balance sheets.

Due from Related Party

On June 20, 2023, the Company was paid the $1,057,397 due from related party as of September 30, 2023, in full and the amount owed to the Company was transferred into the Company’s operating bank account.

As of September 30, 2023 and December 31, 2022, the Company had a balance of $0 and $1,200,595, respectively, due from a related party to support the Company’s operations. The balance was unsecured and non-interest bearing.

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Termination of Previously Planned Merger Agreement

As previously announced, on May 22, 2023, the Company., GGAC Merger Sub, Inc., a Florida corporation and newly formed wholly-owned subsidiary of GGAA (“Merger Sub”); NextTrip Holdings, Inc., a Florida corporation (“NextTrip”); and William Kerby, solely in his capacity as the representative for NextTrip’s shareholders as discussed in the Plan of Merger entered into an Agreement and Plan of Merger (the “Plan of Merger”) with the Company.

The Plan of Merger had contemplated that the Company and NextTrip would engage in a series of transactions pursuant to which, among other transactions, Merger Sub would merge with and into NextTrip, with NextTrip continuing as the surviving entity upon the closing of the transactions contemplated by the Plan of Merger, and becoming a wholly-owned subsidiary of the Company.

Effective as of August 16, 2023 and in accordance with Section 7.1(a) of the Plan of Merger, GGAA and NextTrip mutually agreed to terminate the Plan of Merger, pursuant to the terms of a termination agreement entered into by and between each of the parties to the Plan of Merger (the “Termination Agreement”). Additionally, under the Termination Agreement, each of GGAA, Merger Sub and the Purchaser Representative, released NextTrip, the Seller Representative, and each of their representatives, affiliates, agents and assigns, and each of NextTrip and the Seller Representative released GGAA, Merger Sub, the Purchaser Representative, and each of their representatives, affiliates, agents and assigns, for any claims, causes of action, liabilities or damages, except for certain liabilities that survive the termination pursuant to the terms of the Plan of Merger, or for breaches of the Termination Agreement.

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - SHAREHOLDERS’ DEFICIT

Preference shares - The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 81,520 and 25,300,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying balance sheets, respectively.

Class B Ordinary shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. As of September 30, 2023 and December 31, 2022, there were 6,325,000 Class B ordinary shares issued and outstanding, which amounts have been retroactively restated to reflect the shares surrender on September 20, 2021, and the share capitalization on December 8, 2021, as discussed in Note 4.

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

Warrants - As of September 30, 2023 and December 31, 2022, 12,650,000 Public Warrants and 8,875,000 Private Placement Warrants were outstanding.

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

GENESIS GROWTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy:

September 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$1,034,847	$—	$—

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund (1)	$262,960,151	$—	$—

(1)	This balance includes cash deposited for an extension payment of $2,530,000.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the period from March 17, 2021 (inception) through September 30, 2023.

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

As indicated in the accompanying unaudited financial statements, as of September 30, 2023, we had a working capital deficit of approximately $3.8 million. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Recent Developments

Extraordinary General Meeting

On August 31, 2023, GGAA held a second extraordinary general meeting of shareholders at which holders of 5,883,786 ordinary shares in the Company were present virtually or by proxy, representing approximately 92% of the voting power of the 6,426,039 ordinary shares issued and outstanding entitled to vote at the Extraordinary General Meeting at the close of business on August 7, 2023, which was the record date for the Extraordinary General Meeting. In connection with the Second Extension Amendment Proposal, Shareholders holding an aggregate of 19,519 Class A ordinary shares of GGAA, representing approximately 0.3% of the issued and outstanding Class A ordinary shares in GGAA, elected to redeem such shares for a pro rata portion of the funds in GGAA’s trust account. As a result, approximately $246,605.40 (approximately $12.63 per share) was debited from the Company’s trust account to pay such holders. At this meeting shareholders of the Company also proposed and approved an additional extension proposal extending the timeline in which the Company can consummate a business combination from September 13, 2023, to December 13, 2024.

Termination of Previously Planned Merger Agreement

As previously announced, on May 22, 2023, the Company, GGAC Merger Sub, Inc., a Florida corporation and newly formed wholly-owned subsidiary of GGAA (“Merger Sub”); NextTrip Holdings, Inc., a Florida corporation (“NextTrip”); and William Kerby, solely in his capacity as the representative for NextTrip’s shareholders as discussed in the Plan of Merger entered into an Agreement and Plan of Merger (the “Plan of Merger”) with the Company.

The Plan of Merger had contemplated that the Company and NextTrip would engage in a series of transactions pursuant to which, among other transactions, Merger Sub would merge with and into NextTrip, with NextTrip continuing as the surviving entity upon the closing of the transactions contemplated by the Plan of Merger, and becoming a wholly-owned subsidiary of the Company

Effective as of August 16, 2023 and in accordance with Section 7.1(a) of the Plan of Merger, GGAA and NextTrip mutually agreed to terminate the Plan of Merger, pursuant to the terms of a termination agreement entered into by and between each of the parties to the Plan of Merger (the “Termination Agreement”). Additionally, under the Termination Agreement, each of GGAA, Merger Sub and the Purchaser Representative, released NextTrip, the Seller Representative, and each of their representatives, affiliates, agents and assigns, and each of NextTrip and the Seller Representative released GGAA, Merger Sub, the Purchaser Representative, and each of their representatives, affiliates, agents and assigns, for any claims, causes of action, liabilities or damages, except for certain liabilities that survive the termination pursuant to the terms of the Plan of Merger, or for breaches of the Termination Agreement.

Results of Operations

Our entire activity since inception up to September 30, 2023, was in preparation for our formation and our Initial Public Offering, and, subsequent to our Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2023, we had net loss of approximately $309,000, which consisted of general and administrative expenses of $295,000 and $30,000 in general and administrative expenses for related party, relating to the December 8, 2021 agreement entered into with the Sponsor, pursuant to which the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month through the earlier of the consummation of the initial Business Combination and the Company’s liquidation, offset by income from investments held in the Trust Account of approximately $15,000.

For the three months ended September 30, 2022, we had a net income of approximately $4,700, which consisted of income from investments held in the Trust Account of approximately $1,136,000, offset by general and administrative expenses of approximately $1,102,000 and approximately $30,000 in general and administrative expenses for related party.

For the nine months ended September 30, 2023, we had net income of approximately $879,000, which consisted of income from investments held in the Trust Account of approximately $1,647,000, offset by general and administrative expenses of approximately $678,000 and $90,000 in general and administrative expenses for related party, relating to the December 8, 2021 agreement entered into with the Sponsor, pursuant to which the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month through the earlier of the consummation of the initial Business Combination and the Company’s liquidation.

For the nine months ended September 30, 2022, we had a net loss of approximately $287,000, which consisted of general and administrative expenses of approximately $1,686,000 and $90,000 in general and administrative expenses for related party, offset by income from investments held in the Trust Account of approximately $1,489,000.

Liquidity and Capital Resources

At September 30, 2023, we have $0 cash and a working capital deficit of $4,867,784.

For the nine months ended September 30, 2023, we had net cash used in operating activities of $978,312, compared to $855,718 for the nine months ended September 30, 2022, which for the 2023 period was mainly due to $1,646,715 of paid-in-kind interest income on investments held in the trust account and $878,845 of net income and $210,442 for other operating activities for the 2022 period was mainly due to $286,674 of net loss, offset by paid-in-kind interest income on investments held in the trust account of $1,489,289 And $920,245 in other operating activities.

We had net cash provided by investing activities of $264,772,614 for the nine months ended September 30, 2023, compared to $986,995 for the nine months ended September 30, 2022, which for the 2023 period was mainly due to $263,572,019 of cash withdrawn from the trust account in connection with redemptions and 2022 was due for $986,995 operating expenses being paid by a related party.

We had $263,794,302 of net cash used in financing activities for the nine months ended September 30, 2023, compared to $131,277 for the nine months ended September 30, 2022, which for the 2023 period was solely due to the redemption of ordinary shares and for the 2022 period was solely due to repayment of note payable to related party.

Prior to the completion of our Initial Public Offering, our liquidity needs were satisfied through (i) $25,000 paid by our Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares to our Sponsor and (ii) the receipt of a loan of up to $500,000 from our Sponsor under the Note. Prior to the completion of our Initial Public Offering, we borrowed approximately $453,000 under the Note, which was fully repaid in March 2022. The net proceeds from (i) the sale of the units in our Initial Public Offering, after deducting non-reimbursed offering expenses of approximately $738,000, underwriting commissions of $2,530,000, and (ii) the sale of the Private Placement Warrants for a purchase price of $8,875,000, was $258,645,000. Of that amount, $257,148,600 was initially placed in the Trust Account. In connection with the Extension EGM and as a result of the redemption of public shares by our public shareholders, approximately $1.2 million remained in the Trust Account as of September 30, 2023. The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, Management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, Management concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due to the material weaknesses in our internal control over financial reporting of the Company’s Cash accounts and Due from related party accounts from a failure to segregate bank accounts.

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

Changes in Internal Control over Financial Reporting

In light of the events described above, in the quarter ended September 30, 2023, we implemented additional control measures to enhance the approval process in connection with our SEC filings and committed to incorporate as appropriate other training and remedial measures. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Other than as discussed above, there were no changes in our internal control over financial reporting during the three and nine months ended September 30, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

Furthermore, as previously disclosed, on May 23, 2023, Nasdaq notified the Company that it did not comply with Listing Rule 5250(c), due to its failure to timely file its Form 10-Q for the period ended September 30, 2023. The Company’s failure to timely file its periodic report also serves as an additional and separate basis for delisting; provided that such Form 10-Q has now been filed.

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

Additionally, as of September 30, 2023, as disclosed above, as required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, Management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, Management concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due to the material weaknesses in our internal control over financial reporting of the Company’s Cash accounts and Due from related party accounts from a failure to segregate bank accounts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not issue or sell any unregistered equity securities during the quarter ended September 30, 2023, and through the date of the filing of this Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither the Company, nor any affiliated purchasers, purchased any equity securities during the quarter ended September 30, 2023, and through the date of the filing of this Report.

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

Item 6. Exhibits

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Termination of Agreement and Plan of Merger Agreement dated August 16, 2023, by and between Genesis Growth Tech Acquisition Corp., GGAC Merger Sub, Inc., Eyal Perez, NextTrip Holdings, Inc. and William Kerby (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 16, 2023)( File No.: 001-41138)

3.1	Second Amended and Restated Memorandum and Articles of Association of Genesis Growth Tech Acquisition Corp. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2023)( File No.: 001-41138)

10.1*	January 26, 2023 Waiver Letter from Nomura Securities International, Inc. to Genesis Growth Tech Acquisition Corp.

10.2	Termination of Business Combination Agreement dated March 6, 2023, by and between Biolog-ID S.A and Genesis Growth Tech Acquisition Corp. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2023)( File No.: 001-41138)

16.1	Letter of Citrin Cooperman & Company, LLP dated April 17, 2023 (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 17, 2023)( File No.: 001-41138)

16.2	Letter from Citrin Cooperman & Company, LLP dated May 23, 2023 (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on May 24, 2023)( File No.: 001-41138)

16.3	Letter from Citrin Cooperman & Company, LLP dated May 24, 2023 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on May 24, 2023)( File No.: 001-41138)

31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2023	GENESIS GROWTH TECH ACQUISITION CORP.

	By:	/s/ Eyal Perez
		Name:	Eyal Perez
		Title:	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)