Form 10-K
period 2023-12-31
Genesis Growth Tech Acquisition Corp.
filed 2024-03-06
CIK 1865697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-41138

GENESIS GROWTH TECH ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1601264
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Bahnhofstrasse 3 Hergiswil Nidwalden, Switzerland	6052
(Address of Principal Executive Offices)	(Zip code)

+41 78 607 99 01
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	OTCPK: GGAUF	N/A
Class A ordinary shares, par value $0.0001 per share	OTCPK: GGAAF	N/A
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	OTCPK: GGAAWF	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the registrant’s common stock outstanding at June 30, 2023, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for common stock on such date, as reported on The Nasdaq Stock Market LLC, was $1,064,951.

As of March 6, 2024 81,520 Class A ordinary shares, par value $0.0001 per share, and 6,325,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

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

Recent Developments

Contribution and Business Combination Agreement

On November 20, 2023, Genesis Growth Tech Acquisition Corp., a Cayman Islands exempted company (“GGAA”), entered into that certain Contribution and Business Combination Agreement (the “Agreement”), by and between GGAA and Genesis Growth Tech LLC, a Cayman Islands limited liability company (“Sponsor”), pursuant to which, among other things, (a) Sponsor will contribute, transfer, convey, assign and deliver to GGAA all of Sponsor’s rights, title and interest in and to a portfolio of patents acquired by Sponsor pursuant to that certain Patent Purchase Agreement, effective as of September 21, 2023 (as amended by the First Amendment to Patent Sale Agreement dated November 14, 2023 and as it may be further amended from time to time, the “Patent Purchase Agreement”), by and between Sponsor and MindMaze Group SA, a Swiss corporation (“MindMaze”), and which includes (i) the Assigned Patent Rights, including the Additional Rights, as such terms are defined in the Patent Purchase Agreement, and (ii) all other intellectual property rights acquired by the Sponsor under the Patent Purchase Agreement, and (b) GGAA will pay to Sponsor one thousand dollars ($1,000) and will assume and agree to perform and discharge all of Sponsor’s obligations under the Patent Purchase Agreement, including the obligation to pay to MindMaze a purchase price of $21 Million (the “MindMaze IP Purchase Price”) on or prior to May 31, 2024 and the obligation to share certain revenues with MindMaze, on the terms and subject to the conditions set forth in the Patent Purchase Agreement (collectively, the “Transaction”).

Sponsor is the sponsor of GGAA, and currently owns 6,325,000 Class B ordinary shares of GGAA, representing approximately 98.7% of the outstanding ordinary shares of GGAA, and 8,875,000 warrants to purchase 8,875,000 Class A ordinary shares at $11.50 per share.

Pursuant to the Agreement, each of the parties to the Agreement has made customary representations, warranties and covenants in the Agreement, including covenants by Sponsor not to dispose of or otherwise encumber the assets to be sold to GGAA.

Consummation of the Transaction is subject to customary conditions, including, among other things (a) the absence of any law, order or action restraining or prohibiting the Transaction, (b) approval of the shareholders of GGAA, (c) GGAA receiving a fairness opinion that the Transaction is fair to GGAA from a financial point of view, (d) MindMaze executing an extension for the payment of the MindMaze IP Purchase Price, (e) Sponsor having caused MindMaze to execute a consent to assignment of the Patent Purchase Agreement from Sponsor to GGAA, (f) GGAA having filed amended and restated memorandum and articles of association deleting the various provisions applicable only to special purpose acquisition companies (the “Amended SPAC Articles”), and (g) GGAA having executed a warrant exchange agreement for the exchange of the private warrants owned by GGAA for ordinary shares of GGAA.

The Agreement may be terminated by GGAA and Sponsor under certain circumstances, including, among others, (a) by mutual written agreement of GGAA and Sponsor, (b) by either GGAA or Sponsor if the closing has not occurred on or before on or before the latest of (i) December 13, 2024 and (ii) if one or more extensions to a date following December 13, 2024 are obtained at the election of GGAA, with GGAA shareholder vote, in accordance with the GGAA’s amended and restated memorandum and articles of association, the last date for GGAA to consummate a Business Combination pursuant to such extensions and (c) by either GGAA or Sponsor if the Transaction is prohibited or made illegal by a final, nonappealable governmental order or law.

The board of directors of GGAA has unanimously (a) approved and declared advisable the Agreement and the transactions contemplated by the Agreement, (ii) determined that the Transaction constitutes a “Business Combination” (as such term is defined in the amended and restated memorandum and articles of association of GGAA), and (b) resolved to recommend approval of the Agreement and related matters by GGAA’s shareholders.

GGAA expects to file proxy materials as promptly as practicable after the date of the Agreement for the purpose of soliciting proxies from holders of GGAA’s ordinary shares sufficient to obtain shareholder approval of the Agreement and the transactions contemplated by the Agreement, and the Amended SPAC Articles, at a meeting of holders of GGAA’s ordinary shares to be called and held for such purpose. The closing is expected to occur following the fulfillment or waiver of the closing conditions set forth in the Agreement.

A copy of the Agreement is filed with this Current Report on Form 8-K as Exhibit 2.1 and is incorporated herein by reference, and the foregoing description of the Agreement is qualified in its entirety by reference thereto. The Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations, warranties and covenants in the Agreement are also modified in important part by the underlying disclosure schedules which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. GGAA and Sponsor do not believe that these schedules contain information that is material to an investment decision.

Notice of Delisting

The Nasdaq Stock Market LLC (the “Exchange”) has determined to remove from listing the securities of Genesis Growth Tech Acquisition Corp. (the “Company” or “GGAA”), effective at the opening of the trading session on November 30, 2023. A Form 25 was filed with the SEC on November 20, 2023.

Based on review of information provided by the Company, Nasdaq Staff determined that the Company no longer qualified for listing on the Exchange pursuant to Listing Rules 5452(a)(1) and 5452(a)(2)(C).

The Company was notified of the Staff determination on July 14, 2023.

On July 21, 2023, the Company exercised its right to appeal the Staff determination to the Listing Qualifications Hearings Panel (“Panel”) pursuant to Rule 5815. A Panel hearing was held on September 14, 2023. On October 2, 2023, upon review of the information provided by the Company, the Panel issued a decision denying the Company continued listing and notified the Company that trading in the Company securities would be suspended on July 25, 2023.

The Company did not appeal the Panel decision to the Nasdaq Listing and Hearing Review Council (“Council”) and the Council did not call the matter for review. The Staff determination to delist the Company became final on November 16, 2023.

The Company’s units, ordinary shares and warrants now trade on the OTC under the symbols OTCPK: GGAUF, GGAAF and GGAWF, respectively.

Extraordinary General Meeting

On February 22, 2023, GGAA held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which holders of 25,309,185 ordinary shares in GGAA were present virtually or by proxy, representing approximately 80.0% of the voting power of the 31,625,000 ordinary shares issued and outstanding entitled to vote at the Extraordinary General Meeting at the close of business on January 27, 2023, which was the record date for the Extraordinary General Meeting. At the meeting, the shareholders approved an amendment to the amended and restated memorandum and articles of association to extend the deadline to complete an initial Business Combination from March 13, 2023 to September 13, 2023 (the “Extension Amendment Proposal”).

In connection with the Extension Amendment Proposal shareholders elected to redeem 25,198,961 Class A ordinary shares in GGAA, representing approximately 99.6% of the issued and outstanding Class A ordinary shares in GGAA, for a pro rata portion of the funds in GGAA’s trust account. As a result, approximately $263,325,414 (approximately $10.45 per share) will be debited from GGAA’s trust account to pay such holders.

On August 31, 2023, GGAA held a second extraordinary general meeting of shareholders at which holders of 5,883,786 ordinary shares in the Company were present virtually or by proxy, representing approximately 92% of the voting power of the 6,426,039 ordinary shares issued and outstanding entitled to vote at the Extraordinary General Meeting at the close of business on August 7, 2023, which was the record date for the Extraordinary General Meeting. In connection with the Second Extension Amendment Proposal, Shareholders holding an aggregate of 19,519 Class A ordinary shares of GGAA, representing approximately 0.3% of the issued and outstanding Class A ordinary shares in GGAA, elected to redeem such shares for a pro rata portion of the funds in GGAA’s trust account. As a result, approximately $246,605 (approximately $12.63 per share) was debited from the Company’s trust account to pay such holders. At this meeting shareholders of the Company also proposed and approved an additional extension proposal extending the timeline in which the Company can consummate a business combination from September 13, 2023, to December 13, 2024.

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

Initially, we sought to generally comply with the general Nasdaq corporate governance listing standards applicable to U.S. domestic issuers. However, in light of the above resignations and to ensure continued compliance with Nasdaq’s corporate governance rules, we have adopted the following home country practices in accordance with Nasdaq Listing Rule 5615(a)(3). Nasdaq determined to remove from listing our securities effective at the opening of the trading session on November 30, 2023. Our units, ordinary shares and warrants now trade on the OTC under the symbols OTCPK: GGAUF, GGAAF and GGAWF, respectively. If we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with the Nasdaq rules:

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

Initial Business Combination

Nasdaq determined to remove from listing our securities effective at the opening of the trading session on November 30, 2023. Our units, ordinary shares and warrants now trade on the OTC under the symbols OTCPK: GGAUF, GGAAF and GGAWF, respectively. If we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with the Nasdaq rules. So long as our securities are then listed on the Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest and other income earned on the Trust Account) at the time of signing a definitive agreement in connection with our initial business combination. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria.

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

Nasdaq determined to remove from listing our securities effective at the opening of the trading session on November 30, 2023. Our units, ordinary shares and warrants now trade on the OTC under the symbols OTCPK: GGAUF, GGAAF and GGAWF, respectively. If we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with the Nasdaq rules. Under the Nasdaq’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest and other income earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was approximately $10.39 per public share as of December 31, 2022. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve any amendment to our memorandum and articles of association then existing (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 13, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until December 13, 2024.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our Second A&R Articles provides that we will have until December 13, 2024 to consummate an initial business combination. If we have not consummated an initial business combination by that date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest and other income earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by December 13, 2024. Our Second A&R Articles provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to consummate an initial business combination by December 13, 2024 (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination by that date).

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our memorandum and articles of association then existing (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 13, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest and other income earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded solely from amounts designated for dissolution expenses. There are $100,000 available from the Trust Account, as specified in the trust agreement, to cover dissolution expenses. However, we cannot assure you that there will be sufficient funds for such purposes, beyond those allocated for dissolution expenses.

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the private placement warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be $11.64 as of December 31, 2023. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than approximately $11.64. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $0 and $1,200,595 as of December 31, 2022, and 2023, respectively, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000.) In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder.

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

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by December 13, 2024, (ii) in connection with a shareholder vote to amend our Second A&R Articles (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 13, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by December 13, 2024, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our Second A&R Articles, like all provisions of our Second A&R Articles, may be amended with a shareholder vote.

Employees

We currently have two officers. Members of our management team are not obligated to devote any specific number of hours to our business but they intend to devote as much of their time as they deem necessary to our affairs until we complete an initial business combination.

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

Item 1A. Risk Factors.

As a smaller reporting company we are not required to make disclosures under this item.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units began trading on The Nasdaq Global Market under the symbol “GGAAU” on December 9, 2021. Commencing on January 31, 2022, holders of the units could elect to separately trade the Class A ordinary shares and public warrants comprising the units. The Nasdaq Stock Market LLC (the “Exchange”) determined to remove from listing our securities effective at the opening of the trading session on November 30, 2023. Our units, ordinary shares and warrants now trade on the OTC under the symbols OTCPK: GGAUF, GGAAF and GGAWF, respectively.

Holders

At March 6, 2024, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 2 holders of record of our Founder Shares, 1 holder of record of our public warrants and 1 holder of record of our private placement warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Genesis Growth Tech Acquisition Corp.,” “our,” “us” or “we” refer to Genesis Growth Tech Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

As indicated in the accompanying consolidated financial statements, as of December 31, 2023, we had a working capital deficit of approximately $5.3 million. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Recent Developments

Extraordinary General Meeting

On February 22, 2023, GGAA held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which holders of 25,309,185 ordinary shares in GGAA were present virtually or by proxy, representing approximately 80.0% of the voting power of the 31,625,000 ordinary shares issued and outstanding entitled to vote at the Extraordinary General Meeting at the close of business on January 27, 2023, which was the record date for the Extraordinary General Meeting. At the meeting, the shareholders approved an amendment to the amended and restated memorandum and articles of association to extend the deadline to complete an initial Business Combination from March 13, 2023 to September 13, 2023 (the “Extension Amendment Proposal”).

In connection with the Extension Amendment Proposal shareholders elected to redeem 25,198,961 Class A ordinary shares in GGAA, representing approximately 99.6% of the issued and outstanding Class A ordinary shares in GGAA, for a pro rata portion of the funds in GGAA’s trust account. As a result, approximately $263,325,413.52 (approximately $10.45 per share) will be debited from GGAA’s trust account to pay such holders.

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

Results of Operations

Our entire activity since inception up to December 31, 2023, was in preparation for our formation and our Initial Public Offering, and, subsequent to our Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the year ended December 31, 2023, we had a net income of approximately $421,000, which consisted of income from investments held in the Trust Account of approximately $1.7 million, offset by general and administrative expenses of approximately $1.1 million and approximately $120,000 in general and administrative expenses for related party.

For the year ended December 31, 2022, we had net income of approximately $338,000, which consisted of income from investments held in the Trust Account of approximately $3.6 million, offset by general and administrative expenses of approximately $3.2 million and $120,000 in general and administrative expenses for related party.

Proposed Business Combination

On November 20, 2023, the Company, entered into that certain Contribution and Business Combination Agreement (the “Agreement”), by and between the Company and the Sponsor pursuant to which, among other things, (a) the Sponsor will contribute, transfer, convey, assign and deliver to the Company all of the Sponsor’s rights, title and interest in and to a portfolio of patents acquired by the Sponsor pursuant to that certain Patent Purchase Agreement, effective as of September 21, 2023 (as amended by the First Amendment to Patent Sale Agreement dated November 14, 2023 and as it may be further amended from time to time, the “Patent Purchase Agreement”), by and between the Sponsor and MindMaze Group SA, a Swiss corporation (“MindMaze”), and which includes (i) the Assigned Patent Rights, including the Additional Rights, as such terms are defined in the Patent Purchase Agreement, and (ii) all other intellectual property rights acquired by the Sponsor under the Patent Purchase Agreement, and (b) the Company will pay to the Sponsor one thousand dollars ($1,000) and will assume and agree to perform and discharge all of the Sponsor’s obligations under the Patent Purchase Agreement, including the obligation to pay to MindMaze a purchase price of $21 Million (the “MindMaze IP Purchase Price”) on or prior to May 31, 2024 and the obligation to share certain revenues with MindMaze, on the terms and subject to the conditions set forth in the Patent Purchase Agreement (collectively, the “Transaction”).

The Sponsor of the Company, currently owns 6,325,000 Class B ordinary shares of the Company, representing approximately 98.7% of the outstanding ordinary shares of the Company, and 8,875,000 warrants to purchase 8,875,000 Class A ordinary shares at $11.50 per share.

Pursuant to the Agreement, each of the parties to the Agreement has made customary representations, warranties and covenants in the Agreement, including covenants by the Sponsor not to dispose of or otherwise encumber the assets to be sold to the Company.

Consummation of the Transaction is subject to customary conditions, including, among other things (a) the absence of any law, order or action restraining or prohibiting the Transaction, (b) approval of the shareholders of The Company, (c) The Company receiving a fairness opinion that the Transaction is fair to the Company from a financial point of view, (d) MindMaze executing an extension for the payment of the MindMaze IP Purchase Price, (e) The Sponsor having caused MindMaze to execute a consent to assignment of the Patent Purchase Agreement from The Sponsor to The Company, (f) The Company having filed amended and restated memorandum and articles of association deleting the various provisions applicable only to special purpose acquisition companies (the “Amended SPAC Articles”), and (g) The Company having executed a warrant exchange agreement for the exchange of the private warrants owned by The Company for ordinary shares of the Company.

The Agreement may be terminated by the Company and the Sponsor under certain circumstances, including, among others, (a) by mutual written agreement of The Company and The Sponsor, (b) by either The Company or The Sponsor if the closing has not occurred on or before on or before the latest of (i) December 13, 2024 and (ii) if one or more extensions to a date following December 13, 2024 are obtained at the election of The Company, with The Company shareholder vote, in accordance with the the Company’s amended and restated memorandum and articles of association, the last date for The Company to consummate a Business Combination pursuant to such extensions and (c) by either The Company or The Sponsor if the Transaction is prohibited or made illegal by a final, nonappealable governmental order or law.

The board of directors of the Company has unanimously (a) approved and declared advisable the Agreement and the transactions contemplated by the Agreement, (ii) determined that the Transaction constitutes a “Business Combination” (as such term is defined in the amended and restated memorandum and articles of association of The Company), and (b) resolved to recommend approval of the Agreement and related matters by the Company’s shareholders.

The Company expects to file proxy materials as promptly as practicable after the date of the Agreement for the purpose of soliciting proxies from holders of the Company’s ordinary shares sufficient to obtain shareholder approval of the Agreement and the transactions contemplated by the Agreement, and the Amended SPAC Articles, at a meeting of holders of the Company’s ordinary shares to be called and held for such purpose. The closing is expected to occur following the fulfillment or waiver of the closing conditions set forth in the Agreement.

Liquidity and Capital Resources

At December 31, 2023, we have $0 cash and a working capital deficit of $5,339,011.

For the year ended December 31, 2023, we had net cash used in operating activities of $1,071,084, compared to $896,328 for the year ended December 31, 2022, which for the 2023 period was mainly due to $1,660,450 of paid-in-kind interest income on investments held in the trust account and $421,353 of net income and $168,013 for other operating activities, and for the 2022 period was mainly due to $3,634,473 of paid-in-kind interest income on investments held in the trust account and $337,873 of net income and $2,400,272 for other operating activities.

We had net cash provided by investing activities of $264,772,614 for the year ended December 31, 2023, compared to $1,405,595 for the year ended December 31, 2022, which for the 2023 period was mainly due to $263,572,019 of cash withdrawn from the trust account in connection with redemptions and $1,200,595 operating expenses being paid by a related party and 2022 was due to $2,530,000 Investment of cash in trust account and $1,124,405 operating expenses paid by a related party.

We had $263,701,530 of net cash used in financing activities for the year ended December 31, 2023, compared to $2,301,923 for the year ended December 31, 2022. During 2023, cash flows from financing activities consisted of a $530,000 repayment of the Note Payable to a related party, proceeds of $400,489 from note payable to a related party and redemption of Ordinary Shares of $263,572,019. During 2022, cash flows from financing activities consisted of a $228,077 repayment of note payable to a related party and $2,530,000 of proceeds received from a note payable of a related party.

Prior to the completion of our Initial Public Offering, our liquidity needs were satisfied through (i) $25,000 paid by our Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares to our Sponsor and (ii) the receipt of a loan of up to $500,000 from our Sponsor under the Note. Prior to the completion of our Initial Public Offering, we borrowed approximately $453,000 under the Note, which was fully repaid in March 2022. The net proceeds from (i) the sale of the units in our Initial Public Offering, after deducting non-reimbursed offering expenses of approximately $738,000, underwriting commissions of $2,530,000, and (ii) the sale of the Private Placement Warrants for a purchase price of $8,875,000, was $258,645,000. Of that amount, $257,148,600 was initially placed in the Trust Account. In connection with the Extension EGM and as a result of the redemption of public shares by our public shareholders, approximately $1.2 million remained in the Trust Account as of December 31, 2023. The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

As of March 6, 2024 we have no cash held outside the Trust Account.

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

As a result of our public shareholders electing to exercise their redemption rights for approximately 99.6% of our public shares in connection with the Extension EGM, we will need to obtain additional financing to complete our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we have not consummated our initial Business Combination by December 13, 2024, because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. The Company currently expects to hold another extraordinary general meeting of shareholders to seek approval from our public shareholders to further extend the date by which we have to consummate a business combination, provided that no definitive plans regarding a further extension have been agreed to by the Board of Directors, and any further extension may not be approved by shareholders.

Based on the foregoing, we believe that we will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors to meet our needs through the consummation of a Business Combination. However, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that liquidity needs, the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 14, 2024. The consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual consolidated financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Item 10 of Regulation S-K and are not required to provide the information otherwise required by this item.

Item 8. Consolidated financial statements and Supplementary Data.

All consolidated financial statements and supplementary data required by this Item are listed in Part IV, Item 15 of this Annual Report on Form 10-K (or are incorporated therein by reference) and are presented beginning on Page F-1.

GENESIS GROWTH TECH ACQUISITION CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Genesis Growth Tech Acquisition Corp.

Opinion on the Consolidated financial statements

We have audited the accompanying balance sheets of Genesis Growth Tech Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2023.

Houston, Texas

March 6, 2024

GENESIS GROWTH TECH ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets:
Current assets:
Due from related party	$—	$1,200,595
Prepaid expenses	—	208,721
Total current assets	—	1,409,316

Investments held in Trust Account	1,048,582	262,960,151
Total Assets	$1,048,582	$264,369,467

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable & accrued expenses	$2,938,522	$2,979,230
Note payable - related party	2,400,489	2,530,000
Deferred underwriting commissions	—	13,915,000
Total Liabilities	5,339,011	19,424,230

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 81,520 and 25,300,000 shares at redemption value of approximately $11.64 and $10.39 per share at December 31, 2023 and 2022, respectively	948,582	262,860,151

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,325,000 shares issued and outstanding	633	633
Additional paid-in capital	—	—
Accumulated deficit	(5,239,644)	(17,915,547)
Total shareholders’ deficit	(5,239,011)	(17,914,914)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$1,048,582	$264,369,467

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For Year Ended
	December 31,
	2023	2022
General and administrative expenses	$1,119,097	$3,176,600
General and administrative expenses - related party	120,000	120,000
Loss from operations	(1,239,097)	(3,296,600)

Other income:
Paid-in-kind interest income on investments held in Trust Account	1,660,450	3,634,473
Total other income	1,660,450	3,634,473

Net income	$421,353	$337,873

Weighted average Class A ordinary shares - basic and diluted	3,822,473	25,300,000
Basic and diluted net income per share, Class A ordinary shares	$0.04	$0.01
Weighted average Class B ordinary shares - basic and diluted	6,325,000	6,325,000
Basic and diluted net income per share, Class B ordinary shares	$0.04	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	-	-	6,325,000	633	-	(12,188,269)	(12,187,636)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(6,065,151)	(6,065,151)
Net income	-	-	-	-	-	337,873	337,873
Balance - December 31, 2022	-	$-	6,325,000	$633	$-	$(17,915,547)	$(17,914,914)
Waiver of deferred underwriting fee	-	-	-	-	-	13,915,000	13,915,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(1,660,450)	(1,660,450)
Net income	-	-	-	-	-	421,353	421,353
Balance - December 31, 2023	-	$-	6,325,000	$633	$-	$(5,239,644)	$(5,239,011)

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS GROWTH TECH ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$421,353	$337,873
Adjustments to reconcile net income to net cash used in operating activities:
Paid-in-kind interest income on investments held in Trust Account	(1,660,450)	(3,634,473)
Changes in operating assets:
Prepaid expenses	208,721	(164,588)
Accounts payable & accrued expenses	(40,708)	2,564,860
Net cash used in operating activities	(1,071,084)	(896,328)

Cash Flows from Investing Activities:
Due from related party	1,200,595	1,124,405
Deposits in Trust Account	—	(2,530,000)
Cash withdrawn from Trust Account in connection with redemption	263,572,019	—
Net cash provided by (used in) investing activities	264,772,614	(1,405,595)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(530,000)	(228,077)
Proceeds from note payable to related party	400,489	2,530,000
Redemption of ordinary shares	(263,572,019)	—
Net cash (used in) provided by financing activities	(263,701,530)	2,301,923

Net change in cash	—	—
Cash - beginning of the period	—	—
Cash - end of the period	$—	$—

Supplemental disclosure of noncash financing activities:
Waiver of deferred underwriting fee	$13,915,000	$—
Extension funds attributable to common stock subject to redemption	$—	$2,530,000
Accretion of common share subject to redemption	$1,660,450	$6,065,151

The accompanying notes are an integral part of these consolidated financial statements.

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from March 17, 2021 (inception) through December 31, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from the proceeds derived from the Initial Public Offering and placed in a Trust Account (as defined below).

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

The Company will provide holders (the “Public Shareholders”) of its Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest and other income earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s income taxes, if any, divided by the number of the then-outstanding Public Shares, subject to the limitations described herein. As of December 31, 2023, the amount in the Trust Account was approximately $11.64 per Public Share.

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

Terminated Business Combination

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

Proposed Business Combination

On November 20, 2023, the Company, entered into that certain Contribution and Business Combination Agreement (the “Agreement”), by and between the Company and the Sponsor pursuant to which, among other things, (a) the Sponsor will contribute, transfer, convey, assign and deliver to the Company all of the Sponsor’s rights, title and interest in and to a portfolio of patents acquired by the Sponsor pursuant to that certain Patent Purchase Agreement, effective as of September 21, 2023 (as amended by the First Amendment to Patent Sale Agreement dated November 14, 2023 and as it may be further amended from time to time, the “Patent Purchase Agreement”), by and between the Sponsor and MindMaze Group SA, a Swiss corporation (“MindMaze”), and which includes (i) the Assigned Patent Rights, including the Additional Rights, as such terms are defined in the Patent Purchase Agreement, and (ii) all other intellectual property rights acquired by the Sponsor under the Patent Purchase Agreement, and (b) the Company will pay to the Sponsor one thousand dollars ($1,000) and will assume and agree to perform and discharge all of the Sponsor’s obligations under the Patent Purchase Agreement, including the obligation to pay to MindMaze a purchase price of $21 Million (the “MindMaze IP Purchase Price”) on or prior to May 31, 2024 and the obligation to share certain revenues with MindMaze, on the terms and subject to the conditions set forth in the Patent Purchase Agreement (collectively, the “Transaction”).

The Sponsor of the Company, currently owns 6,325,000 Class B ordinary shares of the Company, representing approximately 98.7% of the outstanding ordinary shares of the Company, and 8,875,000 warrants to purchase 8,875,000 Class A ordinary shares at $11.50 per share.

Pursuant to the Agreement, each of the parties to the Agreement has made customary representations, warranties and covenants in the Agreement, including covenants by the Sponsor not to dispose of or otherwise encumber the assets to be sold to the Company.

The Agreement may be terminated by the Company and the Sponsor under certain circumstances, including, among others, (a) by mutual written agreement of The Company and The Sponsor, (b) by either The Company or The Sponsor if the closing has not occurred on or before on or before the latest of (i) December 13, 2024 and (ii) if one or more extensions to a date following December 13, 2024 are obtained at the election of The Company, with The Company shareholder vote, in accordance with the the Company’s amended and restated memorandum and articles of association, the last date for The Company to consummate a Business Combination pursuant to such extensions and (c) by either The Company or The Sponsor if the Transaction is prohibited or made illegal by a final, nonappealable governmental order or law.

The board of directors of the Company has unanimously (a) approved and declared advisable the Agreement and the transactions contemplated by the Agreement, (ii) determined that the Transaction constitutes a “Business Combination” (as such term is defined in the amended and restated memorandum and articles of association of The Company), and (b) resolved to recommend approval of the Agreement and related matters by the Company’s shareholders.

The Company expects to file proxy materials as promptly as practicable after the date of the Agreement for the purpose of soliciting proxies from holders of the Company’s ordinary shares sufficient to obtain shareholder approval of the Agreement and the transactions contemplated by the Agreement, and the Amended SPAC Articles, at a meeting of holders of the Company’s ordinary shares to be called and held for such purpose. The closing is expected to occur following the fulfillment or waiver of the closing conditions set forth in the Agreement.

Going Concern Consideration

As of December 31, 2023, the Company had a working capital deficit of approximately $5.3 million.

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

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 13, 2024. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make the comparison of the Company’s consolidated financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023 and 2022, the Company had no cash and cash equivalents balance respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Interest is received through the issuance of additional U.S. government treasury obligations and recorded as paid-in-kind interest income in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The balance shown in the Trust Account at December 31, 2023 and 2022 is inclusive of $0 and $2,530,000 in cash deposits related to an extension payment from Sponsor, respectively. As of December 31, 2023 and 2022 the Company held $1,048,582 and $262,960,151 in its Trust Account, respectively.

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

On August 31, 2023, GGAA held a second extraordinary general meeting of shareholders at which holders of 5,883,786 ordinary shares in the Company were present virtually or by proxy, representing approximately 92% of the voting power of the 6,426,039 ordinary shares issued and outstanding entitled to vote at the Extraordinary General Meeting at the close of business on August 7, 2023, which was the record date for the Extraordinary General Meeting. In connection with the Second Extension Amendment Proposal, Shareholders holding an aggregate of 19,519 Class A ordinary shares of GGAA, representing approximately 0.3% of the issued and outstanding Class A ordinary shares in GGAA, elected to redeem such shares for a pro rata portion of the funds in GGAA’s trust account. As a result, approximately $246,605.40 (approximately $12.63 per share) was debited from the Company’s trust account to pay such holders. Accordingly, as of December 31, 2023 and 2022, 81,520 and 25,300,000 Class A ordinary shares subject to possible redemption, respectively are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

The Class A ordinary shares subject to possible redemption reflected on the accompanying balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	262,860,151
Less:
Redemption of ordinary shares	(263,572,019)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,660,450
Class A ordinary shares subject to possible redemption as of December 31, 2023	$948,582

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares, which assumes a business combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding for the respective period.

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 21,525,000 shares of Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

The tables below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Year December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$158,720	$262,633	$270,298	$67,575
Denominator:
Basic and diluted weighted average ordinary shares outstanding	3,822,473	6,325,000	25,300,000	6,325,000

Basic and diluted net income per ordinary share	$0.04	$0.04	$0.01	$0.01

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States of America. As such, the Company’s tax provision was zero for the period presented. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company but rather on the individual owners. United States (“U.S.”) taxation would occur on the individual owners if certain tax elections are made by U.S. owners and the Company were treated as a passive foreign investment company. Additionally, U.S. taxation could occur to the Company itself if the Company is engaged in a U.S. trade or business. The Company is not expected to be treated as engaged in a U.S. trade or business at this time. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU No. 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual consolidated financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

Promissory Note - Related Party

The Sponsor agreed to loan the Company up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, dated May 26, 2021, and amended on October 26, 2021, (the “Note”). This loan was non-interest bearing and payable on the earlier of March 31, 2022, or the completion of the Initial Public Offering. As of the date of the Initial Public Offering, the Company had borrowed approximately $453,000 under the Note. In December 2021, subsequent to the Initial Public Offering, the Company repaid $200,000 on the Note and also offset the $25,000 receivable related to the Private Placement Warrants against the Note. As a result, as of December 31, 2021, the Company had approximately $228,000 outstanding on the Note, which was due upon demand. In March 2022, the Company repaid the remaining balance of the Note to the Sponsor. As of December 31, 2023 and 2022, the Company had no outstanding balance under the Note.

On December 9, 2022, in connection with the extension of the deadline for the Company to complete its initial business combination to March 13, 2023, the Sponsor funded an extension payment for $2,530,000 into the Trust Account. This amount is non-interest bearing and payable on the completion of the Business Combination. The funds were deposited directly into the trust account. As of December 31, 2023 and 2022 the balance of the loan was $2,400,489 and $2,530,000, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to it. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023 and 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

On December 8, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month through the earlier of the consummation of the initial Business Combination and the Company’s liquidation. For the year ended December 31, 2023 and 2022, the Company incurred and accrued expenses of $120,000 under this agreement. As of December 31, 2023 and 2022, the Company had an outstanding balance of $30,000 and $120,000 under this agreement, respectively, which is included in “Accounts payable and accrued expenses” on the accompanying balance sheets.

Due from Related Party

On June 20, 2023, the Company was paid the $1,057,397 due from related party in full and the amount owed to the Company was transferred into the Company’s operating bank account.

As of December 31, 2023 and 2022, the Company had a balance of $0 and $1,200,595, respectively, due from a related party to support the Company’s operations. The balance was unsecured and non-interest bearing.

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

Risks and Uncertainties

Management also continues to evaluate the impact of the volatility and disruptions in the financial markets caused by, among other things, the ongoing conflict in Ukraine, rising interest rates and mounting inflationary cost pressures and recessionary fears. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

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

On November 20, 2023, the Company, entered into that certain Contribution and Business Combination Agreement (the “Agreement”), by and between the Company and the Sponsor pursuant to which, among other things, (a) the Sponsor will contribute, transfer, convey, assign and deliver to the Company all of the Sponsor’s rights, title and interest in and to a portfolio of patents acquired by the Sponsor pursuant to that certain Patent Purchase Agreement, effective as of September 21, 2023 (as amended by the First Amendment to Patent Sale Agreement dated November 14, 2023 and as it may be further amended from time to time, the “Patent Purchase Agreement”), by and between the Sponsor and MindMaze Group SA, a Swiss corporation (“MindMaze”), and which includes (i) the Assigned Patent Rights, including the Additional Rights, as such terms are defined in the Patent Purchase Agreement, and (ii) all other intellectual property rights acquired by the Sponsor under the Patent Purchase Agreement, and (b) the Company will pay to the Sponsor one thousand dollars ($1,000) and will assume and agree to perform and discharge all of the Sponsor’s obligations under the Patent Purchase Agreement, including the obligation to pay to MindMaze a purchase price of $21 Million (the “MindMaze IP Purchase Price”) on or prior to May 31, 2024 and the obligation to share certain revenues with MindMaze, on the terms and subject to the conditions set forth in the Patent Purchase Agreement (collectively, the “Transaction”).

NOTE 6 - SHAREHOLDERS’ DEFICIT

Preference shares - The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 81,520 and 25,300,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying balance sheets, respectively.

Class B Ordinary shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. As of December 31, 2023 and 2022, there were 6,325,000 Class B ordinary shares issued and outstanding, which amounts have been retroactively restated to reflect the shares surrender on September 20, 2021, and the share capitalization on December 8, 2021, as discussed in Note 4.

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

Warrants - As of December 31, 2023 and 2022, 12,650,000 Public Warrants and 8,875,000 Private Placement Warrants were outstanding.

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

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy:

December 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$1,048,582	$—	$—

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund (1)	$262,960,151	$—	$—

(1)	This balance includes cash deposited for an extension payment of $2,530,000.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the period from March 17, 2021 (inception) through December 31, 2023.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

NOTE 8 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred through the date the consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustments or disclosure in the consolidated financial statements.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, Management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, Management concluded that our disclosure controls and procedures were not effective as of December 31, 2023, due to the material weaknesses in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for related party bank accounts.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current officers and directors are as follows:

Name	Age	Position
Eyal Perez	39	Chairman of the Board, Chief Executive Officer and Chief Financial Officer
Michael Lahyani	43	Co-Executive Chairman of the Board, Chief Strategy Officer and President
Cem Habib	50	Director

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

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the Nasdaq and through the earlier of the consummation of our initial business combination and our liquidation, we will reimburse an affiliate of our Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

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

Audit Committee

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

We have adopted an audit committee charter, which details the purpose and responsibilities of the audit committee, including:

●	appointing or replacing a firm to serve as the independent registered public accounting firm to audit our consolidated financial statements;

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●	developing procedures for employees to anonymously submit concerns about questionable accounting or audit matters; and;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; and

●	considering the adequacy of our internal accounting controls and audit procedures.

Nominating Committee

We have established a nominating committee of our board of directors. Mr. Habib remains the sole member of the nominating committee. Nasdaq determined to remove from listing our securities effective at the opening of the trading session on November 30, 2023. Our units, ordinary shares and warrants now trade on the OTC under the symbols OTCPK: GGAUF, GGAAF and GGAWF, respectively. If we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with the Nasdaq rules. Under the Nasdaq listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that Mr. Habib is independent.

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

●

Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our memorandum and articles of association then existing (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 13, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, pursuant to a letter agreement that our Sponsor and each member of our management team have entered into with us, our Sponsor and each member of our management team have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

Furthermore, in no event will our Sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date that our securities were first listed on the Nasdaq and through the earlier of the consummation of our initial business combination and our liquidation, we will reimburse an affiliate of our Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 6, 2024 by:

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Issued and Outstanding Ordinary Shares
Executive Officers and Directors:
Eyal Perez(2)(3)(4)	5,850,625	91.3%
Michael Lahyani	—	—
Cem Habib	—	—
All directors and executive officers as a group (3 individuals)	5,850,625	91.3%

Five Percent or More Holders:
Genesis Growth Tech LLC(2)(3)(4)	5,850,625	91.3%
Olivier Plan(4)	1,500,000	23.3%
Nomura Securities	474,375	7.4%

(1)	This table is based on 6,406,520 shares of Public Shares and Founder Shares outstanding as of March 6, 2024. Beneficial ownership is determined in accordance with the rules of the SEC. Except as described in the footnotes below and subject to applicable community property laws and similar laws, GGAA believes that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is Bahnhofstrasse 3, 6052 Hergiswil, Nidwalden, Switzerland.

(2)	Represents Founder Shares that are automatically convertible into Class A Ordinary Shares at the Closing, subject to adjustment, unless earlier converted into Class A Ordinary Shares at the option of the holder thereof. The Founder Shares will automatically convert into Class A Ordinary Shares (which such Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of our IPO, plus (ii) the total number of Class A Ordinary Shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of our initial business combination, excluding any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, deemed issued, or to be issued, to any seller in our initial business combination and any private placement warrants issued to our Sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans. In no event will the Founder Shares convert into Class A Ordinary Shares at a rate of less than one-to-one. Percentage ownership assumes all shares are converted to Class A Ordinary Shares on a one-for-one basis.

(3)	Represents the interests directly held by Genesis Growth Tech LLC, our Sponsor. Mr. Eyal Perez is the managing member of our Sponsor. As such, he may be deemed to have beneficial ownership of the Founder Shares held directly by the Sponsor. Mr. Perez disclaims any beneficial ownership of the Founder Shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	Mr. Olivier Plan, a business associate of Mr. Perez, has provided operational and other funding to the Sponsor. Although Mr. Plan is neither a shareholder nor an officer or director of either the Sponsor or our Company, pursuant to an understanding between the Sponsor and Mr. Plan, Mr. Plan may be deemed to have an indirect beneficial interest in up to 1,500,000 Founder Shares held by the Sponsor. Mr. Plan’s business address is One Monte-Carlo, Place du Casino, 98000 Monaco.

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

Promissory Note - Related Party

The Sponsor agreed to loan the Company up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, dated May 26, 2021, and amended on October 26, 2021, (the “Note”). This loan was non-interest bearing and payable on the earlier of March 31, 2022, or the completion of the Initial Public Offering. As of the date of the Initial Public Offering, the Company had borrowed approximately $453,000 under the Note. In December 2021, subsequent to the Initial Public Offering, the Company repaid $200,000 on the Note and also offset the $25,000 receivable related to the Private Placement Warrants against the Note. As a result, as of December 31, 2021, the Company had approximately $228,000 outstanding on the Note, which was due upon demand. In March 2022, the Company repaid the remaining balance of the Note to the Sponsor. As of December 31, 2023 and 2022, the Company had no outstanding balance under the Note.

On December 9, 2022, in connection with the extension of the deadline for the Company to complete its initial business combination to March 13, 2023, the Sponsor funded an extension payment for $2,530,000 into the Trust Account. This amount is non-interest bearing and payable on the completion of the Business Combination. The funds were deposited directly into the trust account. As of December 31, 2023 and 2022 the balance of the loan was $2,400,489 and $2,530,000, respectively.

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

Administrative Services Agreement

We currently maintain our executive offices at Bahnhofstrasse 3, 6052 Hergiswil, Nidwalden, Switzerland. Commencing on the date that our securities were first listed on Nasdaq and through the earlier of the consummation of our initial business combination and our liquidation, we will reimburse an affiliate of our Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

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

Related Party Loans and Advances

Prior to the IPO Closing Date, our Sponsor agreed to loan us up to $500,000 to be used for a portion of the expenses of our Initial Public Offering. As of December 31, 2021, we had approximately $228,000 outstanding under the promissory note with our Sponsor. These loans were non-interest bearing, unsecured and were due at the earlier of March 31, 2022 and the IPO Closing Date. In March 2022, we repaid the remaining balance of the promissory note to our Sponsor. As of December 31, 2023, we had no outstanding balance under such promissory note.

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

Due from Related Party

On June 20, 2023, the Company was paid the $1,057,397 due from related party in full and the amount owed to the Company was transferred into the Company’s operating bank account.

As of December 31, 2023 and 2022, the Company had a balance of $0 and $1,200,595, respectively, due from a related party to support the Company’s operations. The balance was unsecured and non-interest bearing.

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

Director Independence

We are relying on the provisions of Listing Rule 5615(a)(3) to exempt us from the requirement that on or after December 13, 2022 (the one-year anniversary of our Initial Public Offering) a majority of our Board of Directors be comprised of independent directors. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholders or officer of an organization that has a relationship with the company). Our Board of Directors is currently comprised of three members. Mr. Cem Habib serves on the Audit, Compensation and nominating committees and he has been designated as the audit committee’s financial expert.

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	For The Year Ended December 31, 2023	For The Year Ended December 31, 2022
Audit Fees(1)	$79,000	$22,500
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$79,000	$22,500

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Consolidated financial statements: See “Index to Consolidated financial statements” at “Item 8. Consolidated financial statements and Supplementary Data” herein.

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K. Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description
2.1	Contribution and Business Combination Agreement, dated as of November 20, 2023 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41138) filed with the SEC on November 20. 2023).
3.1	Second Amended and Restated Memorandum and Articles of Association of Genesis Growth Tech Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41138) filed with the SEC on February 22, 2023).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261248) filed with the SEC on November 19, 2021).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261248) filed with the SEC on November 19, 2021).
4.3	Specimen Private Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-261248) filed with the SEC on November 19, 2021).
4.4	Specimen Public Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-261248) filed with the SEC on November 19, 2021).
4.5	Public Warrant Agreement, dated December 8, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41138) filed with the SEC on December 14, 2021).
4.6	Private Warrant Agreement, dated December 8, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-41138) filed with the SEC on December 14, 2021).
4.7	Description of Securities (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K (File No. 001-41138) filed with the SEC on April 15, 2022).
10.1	Letter Agreement, dated December 8, 2021, among the Company, its officers and directors, Nomura and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41138) filed with the SEC on December 14, 2021).
10.2	Investment Management Trust Agreement, dated December 8, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41138) filed with the SEC on December 14, 2021).
10.3	Registration and Shareholder Rights Agreement, dated December 8, 2021, among the Company, its officers and directors, and the Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41138) filed with the SEC on December 14, 2021).
10.4	Administrative Services Agreement, dated December 8, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41138) filed with the SEC on December 14, 2021).
10.5	Private Placement Warrants Purchase Agreement, dated December 8, 2021, between the Company, the Sponsor and Nomura (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41138) filed with the SEC on December 14, 2021).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-261248) filed with the SEC on November 19, 2021).
10.7	Termination of Business Combination Agreement dated March 6, 2023, by and between Biolog-ID S.A and Genesis Growth Tech Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2023)( File No.: 001-41138).

10.8	Agreement and Plan of Merger, dated as of May 22, 2023, by and among Genesis Growth Tech Acquisition Corp., GGAC Merger Sub, Inc., Eyal Perez in the capacity as the Purchase Representative, William Kerby in the capacity as the Seller Representative and NextTrip Holdings, Inc. (incorporated by reference as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2023)( File No.: 001-41138)
10.9	Termination of Agreement and Plan of Merger Agreement dated August 16, 2023, by and between Genesis Growth Tech Acquisition Corp., GGAC Merger Sub, Inc., Eyal Perez, NextTrip Holdings, Inc. and William Kerby (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 16, 2023)( File No.: 001-41138)
10.10	January 26, 2023 Waiver Letter from Nomura Securities International, Inc. to Genesis Growth Tech Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2023)( File No.: 001-41138).
16.1	Letter of Citrin Cooperman & Company, LLP dated April 17, 2023 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 17, 2023)( File No.: 001-41138)
16.2	Letter from Citrin Cooperman & Company, LLP dated May 23, 2023 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on May 24, 2023)( File No.: 001-41138)
16.3	Letter from Citrin Cooperman & Company, LLP dated May 24, 2023 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on May 24, 2023)( File No.: 001-41138)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 6, 2024	GENESIS GROWTH TECH ACQUISITION CORP.

By:	/s/ Eyal Perez
Eyal Perez
Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eyal Perez	Chief Executive Officer, Chief Financial Officer and	March 6, 2024
Eyal Perez	Chairman of the Board of Directors
(Principal Executive Officer) (Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Lahyani	Executive Chairman of the Board, Chief Strategy Officer and	March 6, 2024
Michael Lahyani	President

/s/ Cem Habib	Director	March 6, 2024
Cem Habib