Form 10-Q
period 2024-03-31
NeuroMind AI Corp.
filed 2024-08-08
CIK 1865697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41138

NEUROMIND AI CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-41138	98-1601264
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

Bahnhofstrasse 3 Hergiswil Nidwalden, Switzerland	6052
(Address of Principal Executive Offices)	(Zip Code)

+41 78 607 99 01

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	OTCPK: GGAUF	N/A
Class A ordinary shares par value $0.0001 per share, included as part of the units	OTCPK: GGAAF	N/A
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	OTCPK: GGAAWF	N/A

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

As of August 7, 2024, 13,637 Class A ordinary shares, par value $0.0001 per share, and 6,325,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

NEUROMIND AI CORP.

(FORMERLY KNOWN AS GENESIS GROWTH TECH ACQUISITION CORP.)

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEUROMIND AI CORP.

(FORMERLY KNOWN AS GENESIS GROWTH TECH ACQUISITION CORP.)

UNAUDITED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31, 2024	December 31, 2023
Assets:
Investments held in Trust Account	$1,062,222	$1,048,582
Total Assets	$1,062,222	$1,048,582

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable & accrued expenses	$2,875,985	$2,938,522
Advances from related party	214,177	—
Note payable - related party	2,530,000	2,400,489
Total Liabilities	5,620,162	5,339,011

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 81,520 shares at redemption value of approximately $11.80 and $11.64 per share at March 31, 2024 and December 31, 2023, respectively	962,222	948,582

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,325,000 shares issued and outstanding	633	633
Additional paid-in capital	—	—
Accumulated deficit	(5,520,795)	(5,239,644)
Total shareholders’ deficit	(5,520,162)	(5,239,011)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$1,062,222	$1,048,582

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUROMIND AI CORP.

(FORMERLY KNOWN AS GENESIS GROWTH TECH ACQUISITION CORP.)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2024	2023
General and administrative expenses	$251,151	$234,009
General and administrative expenses - related party	30,000	30,000
Loss from operations	(281,151)	(264,009)

Other income:
Paid-in-kind interest income on investments held in Trust Account	13,640	1,616,602
Total other income	13,640	1,616,602

Net (loss) income	$(267,511)	$1,352,593

Weighted average Class A ordinary shares - basic and diluted	81,520	14,940,427
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.04)	$0.06
Weighted average Class B ordinary shares - basic and diluted	6,325,000	6,325,000
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.04)	$0.06

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUROMIND AI CORP.

(FORMERLY KNOWN AS GENESIS GROWTH TECH ACQUISITION CORP.)

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	—	$—	6,325,000	$633	$—	$(5,239,644)	$(5,239,011)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(13,640)	(13,640)
Net loss	—	—	—	—	—	(267,511)	(267,511)
Balance - March 31, 2024	—	$—	6,325,000	$633	$—	$(5,520,795)	$(5,520,162)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	6,325,000	$633	$—	$(17,915,547)	$(17,914,914)
Waiver of deferred underwriting fee	—	—	—	—	—	13,915,000	13,915,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,616,602)	(1,616,602)
Net income	—	—	—	—	—	1,352,593	1,352,593
Balance - March 31, 2023	—	$—	6,325,000	$633	$—	$(4,264,556)	$(4,263,923)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUROMIND AI CORP.

(FORMERLY KNOWN AS GENESIS GROWTH TECH ACQUISITION CORP.)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(267,511)	$1,352,593
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Paid-in-kind interest income on investments held in Trust Account	(13,640)	(1,616,602)
Changes in operating assets:
Prepaid expenses	—	58,750
Accounts payable & accrued expenses	(62,537)	62,061
Net cash used in operating activities	(343,688)	(143,198)

Cash Flows from Investing Activities:
Due from related party	—	143,198
Cash withdrawn from Trust Account in connection with redemption	—	263,325,414
Net cash provided by investing activities	—	263,468,612

Cash Flows from Financing Activities:
Proceeds from note payable to related party	129,511	—
Proceeds received from advances from related parties	214,177	—
Redemption of ordinary shares	—	(263,325,414)
Net cash provided by (used in) financing activities	343,688	(263,325,414)

Net change in cash	—	—
Cash - beginning of the period	—	—
Cash - end of the period	$—	$—

Supplemental disclosure of noncash financing activities:
Waiver of deferred underwriting fee	$—	$13,915,000
Accretion of common share subject to redemption	$13,640	$1,616,602

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUROMIND AI CORP.

(FORMERLY KNOWN AS GENESIS GROWTH TECH ACQUISITION CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

NeuroMind AI Corp. (f/k/a Genesis Growth Tech Acquisition Corp.) (the "Company") was incorporated as a Cayman Islands exempted company on March 17, 2021. On May 21, 2024, shareholders of the Company approved to change the name of the Company from Genesis Growth Tech Acquisition Corp. to NeuroMind AI Corp. as a result of the Contribution and Business Combination Agreement (see Note 5). The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from March 17, 2021 (inception) through March 31, 2024, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from the proceeds derived from the Initial Public Offering and placed in a Trust Account (as defined below).

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

NEUROMIND AI CORP.

(FORMERLY KNOWN AS GENESIS GROWTH TECH ACQUISITION CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company will provide holders (the “Public Shareholders”) of its Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest and other income earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s income taxes, if any, divided by the number of the then-outstanding Public Shares, subject to the limitations described herein. As of March 31, 2024 and December 31, 2023, the amount in the Trust Account was approximately $11.80 and $11.64 per Public Share, respectively.

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

NEUROMIND AI CORP.

(FORMERLY KNOWN AS GENESIS GROWTH TECH ACQUISITION CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NEUROMIND AI CORP.

(FORMERLY KNOWN AS GENESIS GROWTH TECH ACQUISITION CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Proposed Business Combination

On November 20, 2023, the Company, entered into that certain Contribution and Business Combination Agreement (the “Agreement”), by and between the Company and the Sponsor pursuant to which, among other things, (a) the Sponsor will contribute, transfer, convey, assign and deliver to the Company all of the Sponsor’s rights, title and interest in and to a portfolio of patents acquired by the Sponsor pursuant to that certain Patent Purchase Agreement, effective as of September 21, 2023 (as amended by the First Amendment to Patent Sale Agreement dated November 14, 2023 and as it may be further amended from time to time, the “Patent Purchase Agreement”), by and between the Sponsor and MindMaze Group SA, a Swiss corporation (“MindMaze”), and which includes (i) the Assigned Patent Rights, including the Additional Rights, as such terms are defined in the Patent Purchase Agreement, and (ii) all other intellectual property rights acquired by the Sponsor under the Patent Purchase Agreement, and (b) the Company will pay to the Sponsor one thousand dollars ($1,000) and will assume and agree to perform and discharge all of the Sponsor’s obligations under the Patent Purchase Agreement, including the obligation to pay to MindMaze a purchase price of $21 Million (the “MindMaze IP Purchase Price”) on or prior to May 31, 2024 (the “Outside Date”) and the obligation to share certain revenues with MindMaze, on the terms and subject to the conditions set forth in the Patent Purchase Agreement (collectively, the “Transaction”). The Company and the Sponsor then amended the Agreement, extending the Outside Date to August 30, 2024.

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

NEUROMIND AI CORP.

(FORMERLY KNOWN AS GENESIS GROWTH TECH ACQUISITION CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Agreement may be terminated by the Company and Sponsor under certain circumstances, including, among others, (a) by mutual written agreement of the Company and Sponsor, (b) by either the Company or Sponsor if the closing has not occurred on or before on or before the latest of (i) December 13, 2024 and (ii) if one or more extensions to a date following December 13, 2024 are obtained at the election of Company, with a Company shareholder vote, in accordance with the Company’s amended and restated memorandum and articles of association, the last date for the Company to consummate a Business Combination pursuant to such extensions and (c) by either the Company or Sponsor if the Transaction is prohibited or made illegal by a final, non-appealable governmental order or law.

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

On May 21, 2024, at 10:00 a.m. Eastern Time, the Company convened an extraordinary general meeting of shareholders (the “EGM”) for the purposes of, among other things, approving the Transaction. The EGM was held at the offices of Loeb & Loeb, LLP, 345 Park Avenue, New York, New York, and via teleconference. There were 5,852,011 ordinary shares of the Company present at said meeting in person or represented by proxy, which is 91.34% of the total outstanding shares, thereby constituting a quorum. The Transaction was approved by the shareholders at the EGM.

Company shareholders elected to redeem an aggregate of 67,883 ordinary shares in connection with the EGM.

Going Concern Consideration

As of March 31, 2024, the Company had a working capital deficit of approximately $5.6 million.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been or omitted from these consolidated financial statements as they are not required for interim consolidated financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 6, 2024. The financial information as of December 31, 2023, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 6, 2024.

NEUROMIND AI CORP.

(FORMERLY KNOWN AS GENESIS GROWTH TECH ACQUISITION CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company had no cash and cash equivalents balance respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Interest is received through the issuance of additional U.S. government treasury obligations and recorded as paid-in-kind interest income in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of March 31, 2024 and December 31, 2023, the Company held $1,062,222 and $1,048,582 in its Trust Account, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

NEUROMIND AI CORP.

(FORMERLY KNOWN AS GENESIS GROWTH TECH ACQUISITION CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NEUROMIND AI CORP.

(FORMERLY KNOWN AS GENESIS GROWTH TECH ACQUISITION CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 31, 2023, GGAA held a second extraordinary general meeting of shareholders at which holders of 5,883,786 ordinary shares in the Company were present virtually or by proxy, representing approximately 92% of the voting power of the 6,426,039 ordinary shares issued and outstanding entitled to vote at the Extraordinary General Meeting at the close of business on August 7, 2023, which was the record date for the Extraordinary General Meeting. In connection with the Second Extension Amendment Proposal, Shareholders holding an aggregate of 19,519 Class A ordinary shares of GGAA, representing approximately 0.3% of the issued and outstanding Class A ordinary shares in GGAA, elected to redeem such shares for a pro rata portion of the funds in GGAA’s trust account. As a result, approximately $246,605 (approximately $12.63 per share) was debited from the Company’s trust account to pay such holders. Accordingly, as of March 31, 2024 and December 31, 2023, 81,520 Class A ordinary shares subject to possible redemption, respectively are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

The Class A ordinary shares subject to possible redemption reflected on the accompanying balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	$262,860,151
Less:
Redemption of ordinary shares	(263,572,019)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,660,450
Class A ordinary shares subject to possible redemption as of December 31, 2023	$948,582
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	13,640
Class A ordinary shares subject to possible redemption as of March 31, 2024	$962,222

NEUROMIND AI CORP.

(FORMERLY KNOWN AS GENESIS GROWTH TECH ACQUISITION CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The tables below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income	$(3,404)	$(264,107)	$950,290	$402,303
Denominator:
Basic and diluted weighted average ordinary shares outstanding	81,520	6,325,000	14,940,427	6,325,000

Basic and diluted net (loss) income per ordinary share	$(0.04)	$(0.04)	$0.06	$0.06

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NEUROMIND AI CORP.

(FORMERLY KNOWN AS GENESIS GROWTH TECH ACQUISITION CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NEUROMIND AI CORP.

(FORMERLY KNOWN AS GENESIS GROWTH TECH ACQUISITION CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Promissory Note - Related Party

The Sponsor agreed to loan the Company up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, dated May 26, 2021, and amended on October 26, 2021, (the “Note”). This loan was non-interest bearing and payable on the earlier of March 31, 2022, or the completion of the Initial Public Offering. As of the date of the Initial Public Offering, the Company had borrowed approximately $453,000 under the Note. In December 2021, subsequent to the Initial Public Offering, the Company repaid $200,000 on the Note and also offset the $25,000 receivable related to the Private Placement Warrants against the Note. As a result, as of December 31, 2021, the Company had approximately $228,000 outstanding on the Note, which was due upon demand. In March 2022, the Company repaid the remaining balance of the Note to the Sponsor. As of March 31, 2024 and December 31, 2023, the Company had no outstanding balance under the Note.

On December 9, 2022, in connection with the extension of the deadline for the Company to complete its initial business combination to March 13, 2023, the Sponsor funded an extension payment for $2,530,000 into the Trust Account. This amount is non-interest bearing and payable on the completion of the Business Combination. The funds were deposited directly into the trust account. As of March 31, 2024 and December 31, 2023, the balance of the loan was $2,530,000 and $2,400,489, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to it. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

On December 8, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month through the earlier of the consummation of the initial Business Combination and the Company’s liquidation. For the three months ended March 31, 2024 and 2023, the Company incurred and accrued expenses of $30,000 and $30,000, respectively, under this agreement. As of March 31, 2024 and December 31, 2023, the Company had an outstanding balance of $150,000 and $120,000 under this agreement, respectively, which is included in “Accounts payable and accrued expenses” on the accompanying balance sheets.

NEUROMIND AI CORP.

(FORMERLY KNOWN AS GENESIS GROWTH TECH ACQUISITION CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Due from Related Party

On June 20, 2023, the Company was paid the $1,057,397 due from related party in full and the amount owed to the Company was transferred into the Company’s operating bank account.

As of March 31, 2024 and December 31, 2023, the Company had a balance of $0, due from a related party to support the Company’s operations. The balance was unsecured and non-interest bearing.

Advances from Sponsor

During the three months ended March 31, 2024, the Sponsor paid for operating expenses on behalf of the Company. These amounts are reflected on the consolidated balance sheets as advances from Sponsor. The advances are non-interest bearing and are payable on demand. As of March 31, 2024, the Company had advances owed to the Sponsor in the amount of $214,177. As of December 31, 2023, the Company had no advances owed to the Sponsor.

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

NEUROMIND AI CORP.

(FORMERLY KNOWN AS GENESIS GROWTH TECH ACQUISITION CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 20, 2023, the Company, entered into that certain Contribution and Business Combination Agreement (the “Agreement”), by and between the Company and the Sponsor pursuant to which, among other things, (a) the Sponsor will contribute, transfer, convey, assign and deliver to the Company all of the Sponsor’s rights, title and interest in and to a portfolio of patents acquired by the Sponsor pursuant to that certain Patent Purchase Agreement, effective as of September 21, 2023 (as amended by the First Amendment to Patent Sale Agreement dated November 14, 2023 and as it may be further amended from time to time, the “Patent Purchase Agreement”), by and between the Sponsor and MindMaze Group SA, a Swiss corporation (“MindMaze”), and which includes (i) the Assigned Patent Rights, including the Additional Rights, as such terms are defined in the Patent Purchase Agreement, and (ii) all other intellectual property rights acquired by the Sponsor under the Patent Purchase Agreement, and (b) the Company will pay to the Sponsor one thousand dollars ($1,000) and will assume and agree to perform and discharge all of the Sponsor’s obligations under the Patent Purchase Agreement, including the obligation to pay to MindMaze a purchase price of $21 Million (the “MindMaze IP Purchase Price”) on or prior to May 31, 2024 (the “Outside Date”) and the obligation to share certain revenues with MindMaze, on the terms and subject to the conditions set forth in the Patent Purchase Agreement (collectively, the “Transaction”). The Company and the Sponsor then amended the Agreement, extending the Outside Date to August 30, 2024.

On May 21, 2024, the Company convened an extraordinary general meeting of shareholders (the “May 2024 EGM”). There were 5,852,011 ordinary shares of Genesis SPAC present at said meeting in person or represented by proxy, which is 91.34% of the total outstanding shares, constituting a quorum. The Company put forth to a vote for approval of the Business Combination with Sponsor (as described above), a vote to change the name of the Company to “NeuroMind AI Corp” and a vote to adjourn the May 2024 EGM. All proposals were approved during the May 2024 EGM.

NEUROMIND AI CORP.

(FORMERLY KNOWN AS GENESIS GROWTH TECH ACQUISITION CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SHAREHOLDERS’ DEFICIT

Preference shares - The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 81,520 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying balance sheets.

Class B Ordinary shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. As of March 31, 2024 and December 31, 2023, there were 6,325,000 Class B ordinary shares issued and outstanding, which amounts have been retroactively restated to reflect the shares surrender on September 20, 2021, and the share capitalization on December 8, 2021, as discussed in Note 4.

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

Warrants - As of March 31, 2024 and December 31, 2023, 12,650,000 Public Warrants and 8,875,000 Private Placement Warrants were outstanding.

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

NEUROMIND AI CORP.

(FORMERLY KNOWN AS GENESIS GROWTH TECH ACQUISITION CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NEUROMIND AI CORP.

(FORMERLY KNOWN AS GENESIS GROWTH TECH ACQUISITION CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy:

March 31, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$1,062,222	$—	$—

December 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$1,048,582	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the period from March 17, 2021 (inception) through March 31, 2024.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

NOTE 8 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than below, that have occurred that would require adjustments to the disclosures in the accompanying unaudited consolidated financial statements.

On May 21, 2024, the Company convened an extraordinary general meeting of shareholders (the “May 2024 EGM”). There were 5,852,011 ordinary shares of Genesis SPAC present at said meeting in person or represented by proxy, which is 91.34% of the total outstanding shares, constituting a quorum. The Company put forth to a vote for approval of the Business Combination with Sponsor (as described above), a vote to change the name of the Company to “NeuroMind AI Corp” and a vote to adjourn the May 2024 EGM. All proposals were approved during the May 2024 EGM. The Company’s shareholders elected to redeem an aggregate of 67,883 ordinary shares in connection with the EGM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Genesis Growth Tech Acquisition Corp.,” “NeuroMind AI Corp.,” “our,” “us” or “we” refer to NeuroMind AI Corp. (f/k/a Genesis Growth Tech Acquisition Corp.) The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

In addition, unless the context otherwise requires and for the purposes of this Report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 6, 2024 (the “Annual Report”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”.

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

As indicated in the accompanying unaudited financial statements, as of March 31, 2024, we had a working capital deficit of approximately $5.6 million. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

The Agreement may be terminated by the Company and the Sponsor under certain circumstances, including, among others, (a) by mutual written agreement of The Company and The Sponsor, (b) by either The Company or The Sponsor if the closing has not occurred on or before on or before the latest of (i) December 13, 2024 and (ii) if one or more extensions to a date following December 13, 2024 are obtained at the election of The Company, with The Company shareholder vote, in accordance with the Company’s amended and restated memorandum and articles of association, the last date for The Company to consummate a Business Combination pursuant to such extensions and (c) by either The Company or The Sponsor if the Transaction is prohibited or made illegal by a final, nonappealable governmental order or law.

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

On May 21, 2024, at 10:00 a.m. Eastern Time, the Company convened an extraordinary general meeting of shareholders (the “EGM”). The EGM was held at the offices of Loeb & Loeb, LLP, 345 Park Avenue, New York, New York, and via teleconference. There were 5,852,011 ordinary shares of the Company present at said meeting in person or represented by proxy, which is 91.34% of the total outstanding shares, thereby constituting a quorum.

At the EGM, the proposal to approve, by ordinary resolution under Cayman Islands law, the Contribution and Business Combination Agreement dated November 20, 2023, by and between the Company and the Sponsor, was approved by the shareholders.

In addition, at the EGM, the proposal to approve, by special resolution under Cayman Islands law, the change of name of the Company to “NeuroMind AI Corp.” was approved by the shareholders.

In addition, at the EGM, the proposal to approve, by special resolution under Cayman Islands law, to adopt the amended and restated memorandum and articles of association of the Company in substitution for the existing memorandum and articles of association of the Company was approved by the shareholders.

Results of Operations

Our entire activity since inception up to March 31, 2024, was in preparation for our formation and our Initial Public Offering, and, subsequent to our Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2024, we had a net loss of approximately $267,000, which consisted of income from investments held in the Trust Account of approximately $14,000, offset by general and administrative expenses of approximately $251,000 and $30,000 in general and administrative expenses for related party.

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

Liquidity and Capital Resources

As of March 31, 2024, we have $0 cash and a working capital deficit of $5,620,162.

For the quarter ended March 31, 2024, we had net cash used in operating activities of $343,688, compared to $143,198 for the quarter ended March 31, 2023, which for the 2024 period was mainly due to $13,640 of paid-in-kind interest income on investments held in the trust account and $267,511 of net loss and $62,537 for other operating activities, and for the March 31, 2023 period was mainly due to $1,616,602 of paid-in-kind interest income on investments held in the trust account and $1,352,593 of net income and $120,811 for other operating activities.

We had net cash provided by investing activities of $0 for the quarter ended March 31, 2024, compared to $263,468,612 for the quarter ended March 31, 2023, which for the 2023 period was mainly due to $263,325,414 of cash withdrawn from the trust account in connection with redemptions and $143,198 operating expenses being paid by a related party.

We had $343,688 of net cash provided by financing activities for the quarter ended March 31, 2024, compared $263,325,414 used in financing activities for the quarter ended March 31, 2023 . During the quarter ended March 31, 2024, cash flows from financing activities consisted of a $129,511 and $214,177 in proceeds from note payable to related party, and proceeds received from advances from related party, respectively. During the quarter ended March 31, 2023, cash flows used in financing activities consisted of a redemption of Ordinary Shares of $263,325,414.

Prior to the completion of our Initial Public Offering, our liquidity needs were satisfied through (i) $25,000 paid by our Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares to our Sponsor and (ii) the receipt of a loan of up to $500,000 from our Sponsor under the Note. Prior to the completion of our Initial Public Offering, we borrowed approximately $453,000 under the Note, which was fully repaid in March 2022. The net proceeds from (i) the sale of the units in our Initial Public Offering, after deducting non-reimbursed offering expenses of approximately $738,000, underwriting commissions of $2,530,000, and (ii) the sale of the Private Placement Warrants for a purchase price of $8,875,000, was $258,645,000. Of that amount, $257,148,600 was initially placed in the Trust Account. In connection with the Extension EGM and as a result of the redemption of public shares by our public shareholders, approximately $1.1 million remained in the Trust Account as of March 31, 2024. The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

As of August 7, 2024 we have no cash held outside the Trust Account.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, Management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, Management concluded that our disclosure controls and procedures were not effective as of March 31, 2024, due to the material weaknesses in our internal control due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for related party bank accounts

Limitations on Effectiveness of Controls and Procedures

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

Changes in Internal Control over Financial Reporting

In light of the events described above, in the year ended December 31, 2023, we implemented additional control measures to enhance the approval process in connection with our SEC filings and committed to incorporate as appropriate other training and remedial measures. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Other than as discussed above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not issue or sell any unregistered equity securities during the quarter ended March 31, 2024, and through the date of the filing of this Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither the Company, nor any affiliated purchasers, purchased any equity securities during the quarter ended March 31, 2024, and through the date of the filing of this Report.

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

Dated: August 7, 2024	NeuroMind AI Corp. (f/k/a Genesis Growth Tech Acquisition Corp.)

	By:	/s/ Eyal Perez
		Name:	Eyal Perez
		Title:	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)